Form 10-Q
period 2014-09-30
American Realty Capital - Retail Centers of America II, Inc.
filed 2014-11-14
CIK 1609866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number: 333-196594

American Realty Capital — Retail Centers of America II, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3930764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 14th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ The registrant's registration statement on Form S-11, as amended (SEC File No. 333-196594), was declared effective on September 25, 2014. This is the first report required to be filed by Section 13 or 15(d) of the Securities and Exchange Act since that date.

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of October 31, 2014, the registrant had 11,554 shares of common stock outstanding.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.
(A Maryland Corporation in the Development Stage)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheet as of September 30, 2014 (Unaudited)	3
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2014 and for the Period from April 23, 2014 (date of inception) to September 30, 2014 (Unaudited)	4
Consolidated Statement of Changes in Stockholders' Deficit for the Period from April 23, 2014 (date of inception) to September 30, 2014 (Unaudited)	5
Consolidated Statement of Cash Flows for the Period from April 23, 2014 (date of inception) to September 30, 2014 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4. Controls and Procedures.	24

PART II - OTHER INFORMATION	25

Item 1. Legal Proceedings.	25

Item 1A. Risk Factors.	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3. Defaults Upon Senior Securities.	27

Item 4. Mine Safety Disclosures.	27

Item 5. Other Information.	27

Item 6. Exhibits.	27

Signatures	28

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share data)
(Unaudited)

September 30, 2014
ASSETS
Cash	$—
Total assets	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses	$1,641
Total liabilities	1,641
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued or outstanding	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 11,554 shares of common stock issued and outstanding as of September 30, 2014	—
Additional paid-in capital	(1,608)
Accumulated deficit during the development stage	(33)
Total stockholders' deficit	(1,641)
Total liabilities and stockholders' deficit	$—

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended	Period from April 23, 2014 (date of inception) to
	September 30, 2014	September 30, 2014
Revenues	$—	$—
Expenses:
General and administrative	16	33
Total expenses	16	33
Net loss	$(16)	$(33)
Comprehensive loss	$(16)	$(33)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from April 23, 2014 (date of inception) to September 30, 2014
(In thousands, except share data)
(Unaudited)

	Common Stock			Accumulated Deficit During the Development Stage
	Number of Shares	Par Value	Additional Paid-in Capital		Total Stockholders' Deficit
Balance, April 23, 2014	—	$—	$—	$—	$—
Issuance of common stock	8,888	—	200	—	200
Common stock offering costs	—	—	(1,808)	—	(1,808)
Share-based compensation	2,666	—	—	—	—
Net loss	—	—	—	(33)	(33)
Balance, September 30, 2014	11,554	$—	$(1,608)	$(33)	$(1,641)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

Period from April 23, 2014 (date of inception) to
September 30, 2014
Cash flows from operating activities:
Net loss	$(33)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	22
Net cash used in operating activities	(11)
Cash flows from financing activities:
Proceeds from issuance of common stock	200
Payments of offering costs	(995)
Advances from affiliate	806
Net cash provided by financing activities	11
Net change in cash	—
Cash, beginning of period	—
Cash, end of period	$—

Non-Cash Financing Activities:
Reclassification of deferred offering costs to equity	$1,224

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 1 — Organization and Proposed Business Operations
American Realty Capital — Retail Centers of America II, Inc. (the "Company") was incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2014 or its first year of material operations. On September 25, 2014, the Company commenced its ongoing initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $3.125 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-196594), as amended from time to time (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock. The Company reserves the right to reallocate shares in the IPO between the primary offering and the DRIP.
Until the NAV Pricing Date (as described below), the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued pursuant to the DRIP will be initially equal to $23.75 per share, which is 95.0% of the per share offering price in the IPO. Beginning with the date on which the Company files its Quarterly Report on Form 10-Q (or the Company's Annual Report on Form 10-K should such filing constitute the applicable quarterly financial filing) with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for the second full fiscal quarter following the earlier of (i) the date on which the Company has invested all of its net proceeds from the IPO, plus the net proceeds from debt financing equal to the Company's target leverage ratio, but excluding working capital reserves and facilities and (ii) September 25, 2017, which is three years from the effective date of the IPO (the "NAV Pricing Date"), the per share price for shares in the IPO and the DRIP will vary quarterly and will be equal to the Company's net asset value ("NAV"), as determined by the Company's external affiliated advisor, American Realty Capital Retail II Advisors, LLC (the "Advisor"), divided by the number of shares of common stock outstanding as of the end of the business day immediately preceding the day on which the Company makes its quarterly periodic filing, plus, in the case of the IPO, applicable commissions and fees ("Per Share NAV").
As of September 30, 2014, the Company had 11,554 shares of common stock outstanding, including unvested restricted shares, and had received total proceeds from the IPO of $0.2 million. As of September 30, 2014, the aggregate value of all share issuances and subscriptions of common stock outstanding was $0.3 million based on a per share value of $25.00.
The Company was formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by the Company or by the Company jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2014, the Company had not acquired any real estate investments.
Substantially all of the Company's business will be conducted through American Realty Capital Retail II Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). Additionally, the Advisor expects to contribute $2,020 to the OP in exchange for 90 OP Units, which will represent a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, holders of the OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The Company has no direct employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including services related to locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor is a wholly owned subsidiary of American Realty Capital IV, LLC, who formed and sponsored the Company (the "Sponsor"), and the Dealer Manager is under common control with the parent of the Sponsor, as a result of which, they are related parties of the Company. Each will receive, as applicable, compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. Such entities will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages. The Advisor will pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for these interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of June 2, 2014, and for the period from April 23, 2014 (date of inception) to June 2, 2014, which are included in the Registration Statement. There have been no significant changes to Company's significant accounting policies other than the updates described below.
Deferred Costs
Deferred costs consist of deferred offering costs. Deferred offering costs represent professional fees, fees paid to various regulatory agencies and other costs incurred in connection with registering to sell shares of the Company's common stock. On September 25, 2014, the day the Company commenced the IPO, deferred offering costs were reclassified to stockholders' equity.
Development Stage Company
The Company complies with the reporting requirements of development stage entities ("DSEs"). Pursuant to the terms of the IPO, the Company must receive proceeds of $2.0 million in connection with the sale of common stock in order to break escrow and commence operations. As of September 30, 2014, the Company had not reached such threshold, purchased any properties or earned any income. Accordingly, earnings per share has not been completed and is not deemed meaningful for the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

In June 2014, the FASB issued guidance updating the reporting requirements for DSEs. The updated guidance removes from GAAP the financial reporting distinction between DSEs and other reporting entities. Further, the guidance eliminates the requirements for DSEs to present inception-to-date information in the statements of operations, cash flows and stockholders' equity, label the financial statements as those of a DSE, disclose a description of the development stage activities in which the entity is engaged and disclose in the first year in which the entity is no longer a DSE that in prior years it had been in the development stage. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted under GAAP for any annual period or interim period for which financial statements have not been issued or made available. Changes within the revised guidance will be applied retrospectively upon adoption. The Company has elected against early adoption and is currently evaluating the impact of the new guidance.
Note 3 — Common Stock
As of September 30, 2014, the Company had 11,554 shares of common stock outstanding, including unvested restricted shares, and had received total proceeds of $0.2 million.
The Company's board of directors has adopted a share repurchase program (the "SRP") that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion, subject to certain minimum conditions, of their shares on any business day, if such repurchase does not impair the Company's capital or operations. As of September 30, 2014, no shares of common stock have been repurchased or requested to be repurchased.
Note 4 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company did not own any properties as of September 30, 2014, has not been notified by any governmental authority of any noncompliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 5 — Related Party Transactions and Arrangements
As of September 30, 2014, American Realty Capital Retail II Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of September 30, 2014, the Company had $0.8 million payable to affiliated entities, primarily related to funding the payment of professional fees and offering costs.
Fees Paid in Connection with the IPO
The Dealer Manager will receive fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager will receive a selling commission of up to 7.0% of the gross proceeds from the sale of shares before reallowance of the selling commissions to participating broker-dealers. In addition, the Dealer Manager will receive up to 3.0% of the gross proceeds from the sale of shares as a dealer manager fee. The Dealer Manager may reallow its dealer manager fee to such participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). No such fees have been incurred from the Dealer Manager during the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The Advisor and its affiliates may receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheet as of September 30, 2014. During the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014, the Company incurred $0.4 million of offering costs and reimbursements from the Advisor and Dealer Manager, of which $0.4 million is unpaid and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of September 30, 2014.
The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of September 30, 2014, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $1.8 million, due to the on-going nature of the offering process and that costs were accrued or paid before the IPO commenced.
After the escrow break, the Advisor has elected to cap cumulative offering costs from the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds received during the offering period of the IPO. As of September 30, 2014, the Company had not satisfied the escrow conditions of the IPO.
Fees Paid in Connection With the Operations of the Company
The Advisor will receive an acquisition fee of 1.5% of the contract purchase price of each property acquired and 1.5% of the amount advanced for a loan or other investment. The Advisor will also be reimbursed for any services provided for which it incurs investment-related expenses, or insourced expenses. Such insourced expenses will be fixed initially at, and may not exceed, 0.5% of the contract purchase price of each property acquired or 0.5% of the amount advanced for each loan or other investment. Additionally, the Company pays third-party acquisition expenses. The Company may also reimburse the Advisor for legal expenses it incurs in connection with the selection, evaluation and acquisition of assets, in an amount not to exceed 0.1% of the contract purchase price of each property acquired or 0.1% of the amount advanced for each loan or other investment. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments or reinvestments exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the end of the acquisition phase or 4.5% of the amount advanced for all loans or other investments. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees (as described below) may not exceed 2.0% of the contract purchase price for all the assets acquired. No acquisition fees or reimbursements were incurred or forgiven during the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing or assumed debt, subject to certain limitations. No financing coordination fees were incurred or forgiven during the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014.
In connection with the Advisor's asset management subordinated deferred participation, the Company will cause the OP to issue (subject to periodic approval by the board of directors) restricted Class B units in the OP ("Class B Units") to the Advisor, which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"), or (b) any one of the following events occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing; or (3) another liquidity event; provided that, with respect to clauses (a) and (b) above, the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described therein (the "performance condition"). Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The Class B Units are issued in an amount equal to: (i) the cost of the Company's assets (until the NAV Pricing Date, then the lower of the cost of assets and the fair value of the Company's assets) multiplied by 0.1875%; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus selling commissions and dealer manager fees) and, beginning with the NAV Pricing Date, to Per Share NAV. When and if approved by the board of directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP.The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of September 30, 2014, the Company cannot determine the probability of achieving the performance condition. As of September 30, 2014, no Class B Units had been issued to the Advisor in connection with this arrangement.
The Advisor will be entitled to receive distributions on the vested and unvested Class B Units it receives in connection with its asset management subordinated deferred participation at the same rate as distributions received on the Company's common stock; such distributions will be in addition to the incentive fees the Advisor and its affiliates may receive from the Company, including, without limitation, the annual subordinated performance fee and the subordinated participation in net sales proceeds, the subordinated incentive listing distribution or the subordinated distribution upon termination of the advisory agreement, as applicable. No such asset management services were performed by the Advisor.
In connection with property management and leasing services, unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of 2.0% of gross revenues from the Company's stand-alone single-tenant net leased properties which are not part of a shopping center and 4.0% of gross revenues from all other types of properties, respectively. The Company will also reimburse the Advisor for property-level expenses. No property management fees were incurred during the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014.
In connection with any construction, renovation or tenant finish-out on any property, the Company will pay the Advisor 6.0% of the hard costs of the construction, renovation and/or tenant finish-out, as applicable. No such costs were incurred during the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014.
The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, impairments, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management subordinated deferred participation; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. The Company will not reimburse the Advisor for salaries and benefits to its executive officers. No reimbursement was incurred from the Advisor for providing services during the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company may pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014.
The Company will pay a brokerage commission on the sale of property of 2.0% of the contract sale price of the property, but not to exceed 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

If the Company is not simultaneously listed on an exchange, the Company intends to pay the Special Limited Partner a subordinated participation, payable in the form of a non-interest bearing promissory note, in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sales proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return, but the Special Limited Partner will not be entitled to the subordinated participation in net sales proceeds unless the Company's investors have received a return of their capital plus a return equal to a 6.0% cumulative, pre-tax, non-compounded return on their capital contributions. No such fees were incurred during the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014.
If the common stock of the Company is listed on a national securities exchange, the Company expects to pay the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return, but the Special Limited Partner will not be entitled to the subordinated incentive listing fee unless investors have received a return of their capital plus a return equal to a 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred during the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner, through its controlling interest in the Advisor, will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 6 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that the Advisor and its affiliates are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 7 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder's meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares will be subject to the same restrictions as the underlying restricted shares. The fair value of the shares will be expensed over the vesting period of five years. The following table reflects restricted share award activity for the period from April 23, 2014 (date of inception) to September 30, 2014:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, April 23, 2014	—	$—
Granted	2,666	22.50
Unvested, September 30, 2014	2,666	$22.50
As of September 30, 2014, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 5.0 years.
The fair value of the shares, which is based on the IPO price, is being expensed over the vesting period of five years, adjusted for the timing of board member resignations. Compensation expense related to restricted stock was nominal for both the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014.
Note 8 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to, or disclosure in, the consolidated financial statements, except for the following disclosures:
Management Update
On October 31, 2014, in light of his recent appointment as chief executive officer of RCS Capital Corporation, Edward M. Weil, Jr. resigned from his role as president, chief operating officer, treasurer and secretary of the Company, effective as of that same date. Mr. Weil did not resign pursuant to any disagreement with the Company. Simultaneously with Mr. Weil’s resignation, the Company’s board of directors appointed William M. Kahane to serve as the Company’s president, chief operating officer, treasurer and secretary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital — Retail Centers of America II, Inc. and the notes thereto. As used herein, the terms the "Company," "we," "our" and "us" refer to American Realty Capital — Retail Centers of America II, Inc., a Maryland corporation, including, as required by context, American Realty Capital Retail II Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and its subsidiaries. The Company is externally managed by American Realty Capital Retail II Advisors, LLC (our "Advisor"), a Delaware limited liability company. Capitalized terms used herein, but not otherwise defined, have the meaning ascribed to those terms in "Part I — Financial Information" included in the notes to the consolidated financial statements and contained herein.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and the Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital-affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's and its affiliates' compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), and its affiliates may have conflicts of interests in determining which investment opportunities to recommend to our Advisor for presentation to us and to other programs for which they may provide these services.

•
Lincoln and its affiliates will have to allocate their time between providing services to our Advisor and other real estate programs and other activities in which they are presently involved or may be involved in the future.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital-advised investment programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
Commencing with the date (the "NAV Pricing Date") on which we file our Quarterly Report on Form 10-Q (or our Annual Report on Form 10-K, should such filing constitute the applicable quarterly financial filing) with the U.S. Securities and Exchange Commission (the "SEC"), pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for the second full fiscal quarter following the earlier to occur of (i) the date on which we have invested all of our net proceeds from our initial public offering of common stock (the "IPO"), plus the net proceeds from debt financing equal to our target leverage ratio, but excluding working capital reserves and facilities and (ii) September 25, 2017, which is three years from the effective date of our IPO, the purchase price per share for shares of common stock issued pursuant to our distribution reinvestment plan (the "DRIP") and shares repurchased under our share repurchase program (the "SRP") will be based on our net asset value ("NAV") as determined by our Advisor. Our published NAV will be an estimate and may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
Our IPO commenced on September 25, 2014. We have not acquired or identified any properties to acquire with the proceeds from the IPO; thus, the IPO initially is a blind pool offering and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative.

•
If we raise substantially less than the maximum offering in our IPO, we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates.

•	We will depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments, as applicable, and limit our ability to pay distributions to our stockholders.

•
Our organizational documents permit us to pay distributions from unlimited amounts of any source. Until substantially all the proceeds from our IPO are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flow. There are no established limits on the amounts of net proceeds and borrowings that we may use to fund such distribution payments. Any of these distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of your investment.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

•	We are subject to risks associated with any dislocation or liquidity disruptions that may exist or occur in the credit markets of the United States of America from time to time.

•
We may fail to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect our operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.
Overview
We were incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2014 or our first year of material operations. On September 25, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to $3.125 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-196594), as amended from time to time (the "Registration Statement"), filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. We reserve the right to reallocate shares in our IPO between the primary offering and the DRIP.
Until the NAV Pricing Date, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued pursuant to the DRIP will be initially equal to $23.75 per share, which is 95.0% of the per share offering price in the IPO. Beginning with the NAV Pricing Date, the per share price for shares in the IPO and the DRIP will vary quarterly and will be equal to our NAV, as determined by our Advisor, divided by the number of shares of common stock outstanding as of the end of the business day immediately preceding the day on which we make our quarterly periodic filing, plus, in the case of the IPO, applicable commissions and fees ("Per Share NAV").
As of September 30, 2014, we had 11,554 shares of common stock outstanding, including unvested restricted shares, and had received total proceeds from the IPO of $0.2 million. As of September 30, 2014, the aggregate value of all share issuances and subscriptions of common stock outstanding was $0.3 million based on a per share value of $25.00.
We were formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by us or by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2014, we had not acquired any real estate investments.

Substantially all of our business will be conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP Units"). Additionally, we expect our Advisor to contribute $2,020 to the OP in exchange for 90 OP Units, which will represent a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, holders of the OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln, pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including services related to locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Dealer Manager serves as the dealer manager of the IPO. The Advisor is a wholly owned subsidiary of American Realty Capital IV, LLC, who formed and sponsored us (the "Sponsor"), and the Dealer Manager is under common control with the parent of the Sponsor, as a result of which, they are related parties of ours. Each will receive, as applicable, compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of our assets. Such entities will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages. The Advisor will pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of these real estate-related services.
Significant Accounting Estimates and Critical Accounting Policies
Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service-related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds from the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of our IPO.
Revenue Recognition
Our revenues, which will be derived primarily from rental income, will include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We will defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the terms of the existing leases will be considered to commence as of the acquisition date for the purposes of this calculation.
We may own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we will defer the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. Contingent rental income will be included in rental income on the accompanying consolidated statements of operations.

We will continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we will record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.
Real Estate Investments
Investments in real estate will be recorded at cost. Improvements and replacements will be capitalized when they extend the useful life of the asset. Costs of repairs and maintenance will be expensed as incurred. Depreciation will be computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold are to be designated as "held for sale" on the balance sheet.
Long-lived assets will be carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a "critical accounting estimate" because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.
Events or changes in circumstances that could cause an evaluation for impairment include the following:

•	a significant decrease in the market price of a long-lived asset;

•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; and

•
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

We will review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability will be based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property's use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property. We will be required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments will have a direct impact on our net income because recording an impairment loss will result in an immediate negative adjustment to net income.
Purchase Price Allocation
We will allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired and intangible liabilities assumed based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if-vacant basis. We utilize various estimates, processes and information to determine the as-if-vacant property value. Estimates of value will be made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures will be based on cost segregation studies performed by independent third parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets and liabilities, as applicable, will include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

The aggregate value of intangible assets and liabilities, as applicable, related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles will include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 12 months. We will also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.
Above-market and below-market in-place lease values for owned properties will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles will be amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed-rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option will be determined by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangible assets related to customer relationships, as applicable, will be measured based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with the tenant. Characteristics considered by us in determining these values will include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals, among other factors.
The value of in-place leases will be amortized to expense over the initial term of the respective leases. The value of customer relationship intangibles, as applicable, will be amortized to expense over the initial term and any renewal periods in the respective lease, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of a building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense.
In making estimates of fair values for purposes of allocating purchase price, we will utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We will also consider information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Derivative Instruments
We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such agreements is to minimize the risks and costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
We will record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives will depend on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment, any change in the fair value of these derivative instruments will be recognized immediately in gains (losses) on derivative instruments in the accompanying consolidated statements of operations. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative will be recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. We have adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. The adoption of this guidance has not had a material impact on our consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under accounting principles generally accepted in the United States of America ("GAAP"). The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. We have not yet selected a transition method and are currently evaluating the impact of the new guidance.
In June 2014, the FASB issued guidance updating the reporting requirements for development stage entities ("DSEs"). The updated guidance removes from GAAP the financial reporting distinction between DSEs and other reporting entities. Further, the guidance eliminates the requirements for DSEs to present inception-to-date information in the statements of operations, cash flows and stockholders' equity, label the financial statements as those of a DSE, disclose a description of the development stage activities in which the entity is engaged and disclose in the first year in which the entity is no longer a DSE that in prior years it had been in the development stage. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted under GAAP for any annual period or interim period for which financial statements have not been issued or made available. Changes within the revised guidance will be applied retrospectively upon adoption. We have elected against early adoption and are currently evaluating the impact of the new guidance.
Results of Operations
 As of September 30, 2014, we had not commenced active operations. Because we have not acquired any properties or other assets as of September 30, 2014, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the retail real estate industry and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.
During the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014, we had incurred general and administrative expense of approximately $16,000 and $33,000, respectively, which primarily included costs related to professional fees and board member compensation.
Cash Flows for the Period from April 23, 2014 (date of inception) to September 30, 2014
During the period from April 23, 2014 (date of inception) to September 30, 2014, net cash used in operating activities was approximately $11,000. We incurred a net loss of approximately $33,000. This outflow was partially offset by an increase of approximately $22,000 in accounts payable and accrued expenses related to professional fees and board member compensation.
Net cash provided by financing activities of approximately $11,000 during the period from April 23, 2014 (date of inception) to September 30, 2014 consisted primarily of advances from affiliates of $0.8 million to fund the payment of third-party offering costs and net proceeds from the issuance of common stock of $0.2 million. These cash inflows were partially offset by $1.0 million of payments related to offering costs.
Liquidity and Capital Resources
We are offering and selling to the public in our IPO up to 125.0 million shares of our common stock, $0.01 par value per share, at $25.00 per share (including the maximum allowed to be charged for commissions and fees) until the NAV Pricing Date, for a maximum primary offering amount of $3.125 billion. We are also offering up to 26.3 million shares of our common stock to be issued pursuant to our DRIP under which our stockholders may elect to have distributions reinvested in additional shares. We reserve the right to reallocate shares in our IPO between the primary offering and the DRIP. Beginning with the NAV Pricing Date, the per share price for shares in the IPO and the DRIP will vary quarterly and will be equal to the Per Share NAV.
Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net proceeds from our IPO in connection with the acquisition and operation of our properties or the payment of distributions.

Our principal demands for cash will be for the purchase of any properties, loans and securities we acquire, acquisition costs associated with such purchases, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP Units.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds from our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of September 30, 2014, we did not have any debt outstanding.
We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain tenants and the economic and business environments of the various markets in which our properties will be located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, our policy will be to pay distributions from cash flow from operations. However, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from our Advisor, or our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our policy to generally pay distributions from cash flow from operations, in its sole discretion, at any time.
Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing lines of credit, proceeds from the sale of properties and undistributed cash flow. Note that, currently, we have not identified any sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.
Our board of directors has adopted the SRP, which enables stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using the proceeds secured from the DRIP in any given quarter.
As of September 30, 2014, no shares of common stock have been repurchased or requested to be repurchased under the SRP.
Acquisitions
Our Advisor, with the assistance of Lincoln, will evaluate potential acquisitions of real estate and real estate-related assets and will engage in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions. As of September 30, 2014, we do not own any properties.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book, value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations ("MFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation, but have a limited and defined acquisition period. Thus, we will not continuously purchase assets. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we purchase a significant amount of new assets. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of our operating performance after our portfolio has been stabilized because it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations ("Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and negatively impact the returns earned on an investment in our shares, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. The purchase of properties, and the corresponding expenses associated with that process, has been a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. There may be inadequate proceeds from the sale of shares in our IPO to pay and reimburse, as applicable, the Advisor for acquisition fees and expenses, and therefore such fees and expenses may need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs with similar acquisition periods and targeted exit strategies. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to acquire and operate properties. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as a limited and defined acquisition period. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure while an offering is ongoing (unless and until we calculate net asset value) where the price of a share of common stock is a stated value and there is no net asset value determination until a period after the close of the IPO. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the acquisition stages is complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
We did not have FFO or MFFO for the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014, as we had not purchased our first property or commenced active operations as of September 30, 2014.
Distributions
We have not paid any distributions as of September 30, 2014. We intend to accrue and pay distributions on a regular basis.
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Election as a REIT
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2014 or our first year of material operations. We believe that, commencing with such taxable year, we are organized and will operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, as well as federal income and excise taxes on our undistributed income.
Inflation
Some of our leases with tenants may contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the term of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. However, our net leases will require the tenant to pay its allocable share of operating expenses, which may include common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, under which we may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 5 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to us.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 30, 2014, we have not yet commenced active operations. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of September 30, 2014, we do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and we do not expect to be exposed to foreign currency fluctuations.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors," contained in the prospectus as supplemented and included in our Registration Statement. There have been no material changes from the risk factors set forth in the Registration Statement, except for the item described below:
Our stockholders' interest in us may be diluted if the price we pay in respect of shares repurchased under our SRP exceeds the net asset value, at such time as we calculate the NAV of our shares.
The prices we may pay for shares repurchased under our SRP may exceed the NAV of such shares at the time of repurchase, which may reduce the NAV of the remaining shares.
Distributions paid from sources other than our cash flows from operations, particularly from proceeds from our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may dilute your interest in us and adversely affect the value of an investment in our common stock.
We may use net proceeds from our IPO to fund distributions. Using proceeds from our IPO to pay distributions, especially if the distributions are not reinvested through our DRIP, will reduce cash available for investment in assets or other purposes, and will reduce our stockholders’ per share equity.
We may not generate sufficient cash flows from operations to pay distributions. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor’s deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from proceeds from our IPO are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (a) cause us to be unable to pay our debts as they become due in the usual course of business; (b) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (c) jeopardize our ability to qualify as a REIT.
Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds from our IPO may affect our ability to generate additional operating cash flows. Funding distributions from the sale of additional securities could dilute each stockholder’s interest in us if we sell shares of our common stock or securities that are convertible or exercisable into shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on an investment in our shares.
Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, an entity previously sponsored by the parent of our Sponsor, regarding certain accounting errors have led to the temporary suspension of selling agreements by certain soliciting dealers.
ARCP recently filed a Form 8-K announcing that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were identified but intentionally not corrected, and other AFFO and financial statement errors that were intentionally made. These accounting errors resulted in the resignations of ARCP’s former chief financial officer and its former chief accounting officer. ARCP has initiated an investigation into these matters that is ongoing, no assurance can be made regarding the outcome of the investigation. ARCP’s former chief financial officer is one of the non-controlling owners of the parent of our Sponsor, but does not have a role in the management of our Sponsor’s or our business.

As a result of this announcement, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by the parent of our Sponsor have temporarily suspended their participation in the distribution of those offerings, including ours. These temporary suspensions, as well as any future suspensions, could have a material adverse effect on our ability to raise additional capital. We cannot predict the length of time these temporary suspensions will continue, or whether such soliciting dealers will reinstate their participation in the distribution of our IPO. In addition, future announcements by ARCP with respect to its ongoing investigation may have an adverse effect on our ability to raise capital. If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sale of Unregistered Securities
On May 21, 2014, we sold 8,888 shares of common stock to American Realty Capital Retail II Special Limited Partner, LLC (the "Special Limited Partner"), an entity controlled by our Sponsor, under Rule 506 of Regulation D of the Securities Act, at a price of $22.50 per share for gross proceeds of $0.2 million. Additionally, we expect our Advisor to contribute $2,020 to the OP in exchange for 90 OP Units, which will represent a nominal percentage of the aggregate OP ownership. The 90 OP Units that will be issued to our Advisor may be exchanged for the cash value of a corresponding number of shares of our common stock or, at our option, a corresponding number of shares of our common stock. No sales commission or other consideration were or will be paid in connection with such sales, which were or will be, as applicable, consummated without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
Use of Proceeds from Sales of Registered Securities
On September 25, 2014 we commenced our IPO on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement, filed with the SEC under the Securities Act. The Registration Statement also covers up to 26.3 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
As of September 30, 2014, we had 11,554 shares of common stock outstanding, including unvested restricted shares, and had received total proceeds from the IPO of $0.2 million.
The following table reflects the offering costs associated with the issuances of common stock:

Period from April 23, 2014 (date of inception) to
(In thousands)	September 30, 2014
Selling commissions and dealer manager fees	$—
Other offering costs	1,808
Total offering costs	$1,808
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. There were no such commissions or fees incurred from our Dealer Manager during the period from April 23, 2014 (date of inception) to September 30, 2014.
As of September 30, 2014, cumulative offering costs, excluding selling commissions and dealer manager fees, included $0.4 million from our Advisor and Dealer Manager for services related to our IPO. We are responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are our Advisor's responsibility. As of September 30, 2014, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $1.8 million, due to the on-going nature of the offering process and that costs were accrued or paid before the IPO commenced.
After the escrow break, our Advisor will elect to cap cumulative offering costs from the IPO, including selling commissions and dealer manager fees, incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds received during the offering period of the IPO. As of September 30, 2014, we had not satisfied the escrow conditions of the IPO.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2014, we do not own any properties.

Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the period from April 23, 2014 (date of inception) to September 30, 2014.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.
By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Nicholas Radesca
Nicholas Radesca
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 13, 2014

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 *	Dealer Manager Agreement among American Realty Capital - Retail Centers of America II, Inc., American Realty Capital Retail II Advisors, LLC and Realty Capital Securities, LLC
3.1 *	Articles of Amendment and Restatement of American Realty Capital - Retail Centers of America II, Inc.
4.1 *	Agreement of Limited Partnership of American Realty Capital Retail II Operating Partnership, L.P.
10.1 *	Escrow Agreement among American Realty Capital - Retail Centers of America II, Inc., UMB Bank, N.A., and Realty Capital Securities, LLC
10.2 *	Property Management Agreement by and between American Realty Capital Retail II Advisors, LLC and American Realty Capital - Retail Centers of America II, Inc.
10.3 *	Leasing Agreement by and between American Realty Capital - Retail Centers of America II, Inc. and American Realty Capital Retail II Advisors, LLC
10.4 *
Advisory Agreement by and among American Realty Capital - Retail Centers of America II, Inc., American Realty Capital Retail II Operating Partnership, L.P. and American Realty Capital Retail II Advisors, LLC

14 (1)	Code of Ethics
21.1 (1)	List of Subsidiaries
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America II, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2014 and the period from April 23, 2014 (date of inception) to September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Deficit, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act

____________________
*     Filed herewith
(1)    Filed as an exhibit to the Company’s Registration Statement on Form S-11/A filed with the SEC on August 18, 2014.