Form 10-K
period 2014-12-31
American Realty Capital - Retail Centers of America II, Inc.
filed 2015-03-31
CIK 1609866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11, as amended (File No. 333-196594), which shares are being sold at $25.00 per share, with discounts available for certain categories of purchasers. The registrant did not have any common stock held by non-affiliates as of June 30, 2014.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
The number of outstanding shares of the registrant's common stock on March 15, 2015 was 11,554 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

FORM 10-K
Period from April 23, 2014 (Date of Inception) to December 31, 2014

i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital — Retail Centers of America II, Inc. (the "Company," "we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and our external affiliated advisor, American Realty Capital Retail II Advisors, LLC (the "Advisor"), has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other entities affiliated with AR Capital, LLC (the "Parent of our Sponsor"), the parent of our sponsor American Realty Capital IV, LLC (the "Sponsor"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's and its affiliates' compensation arrangements with us and other investment programs advised by affiliates of the Parent of our Sponsor and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), and its affiliates may have conflicts of interest in determining which investment opportunities to recommend to our Advisor for presentation to us and to other programs for which they may provide these services.

•
Lincoln and its affiliates will have to allocate their time between providing services to our Advisor and other real estate programs and other activities in which they are presently involved or may be involved in the future.

•
Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of the Parent of our Sponsor, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
Commencing with the date (the "NAV Pricing Date") we first publish an estimated per share net asset value ("NAV"), which will be on or prior to the date that is 150 days following the second anniversary of the date that we break escrow in the IPO, the purchase price per share for shares of common stock issued pursuant to our distribution reinvestment plan (the "DRIP") and shares repurchased under our share repurchase program (the "SRP") will be based on our NAV as determined by our Advisor. Our published NAV will be an estimate and may not accurately reflect the value of our assets.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions with cash flows from operations.

•
Our IPO commenced on September 25, 2014. We have not acquired or identified any properties to acquire with the proceeds from the IPO; thus, the IPO initially is a blind pool offering and our stockholders may not have the opportunity to evaluate all of our investments before purchasing our common stock, thus making their investment more speculative.

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

ii

•	Increases in interest rates could increase the amount of our debt payments, as applicable, and limit our ability to pay distributions to our stockholders.

•
Our organizational documents permit us to pay distributions from unlimited amounts of any source. Until substantially all of the proceeds from our IPO are invested, we may use net proceeds from our IPO and borrowings to fund distributions until we have sufficient cash flow. There are no established limits on the amount of net proceeds and borrowings that we may use to fund such distribution payments, except in accordance with our organizational documents and Maryland law. Any of these distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of your investment.

•
We may not generate cash flows in the future sufficient to pay our distributions to stockholders and, as such, we may be forced to source distributions from borrowings, which may be at unfavorable rates, or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations. There is no assurance that our Advisor will waive reimbursement of expenses or fees.

•	We are subject to risks associated with any dislocation or liquidity disruptions that may exist or occur in the credit markets of the United States of America from time to time.

•
We may fail to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect our operations and would reduce the value of an investment in our common stock and the cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.
In addition, we describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A of this Annual Report on Form 10-K), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A), and "Management's Discussion and Analysis" (Part II, Item 7).

iii

PART I
Item 1. Business.
We were incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2015 or our first year of material operations. On September 25, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to $3.125 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-196594), as amended from time to time (the "Registration Statement"), filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to the DRIP under which our common stockholders may elect to have their distributions reinvested in additional shares of our common stock. We reserve the right to reallocate shares in our IPO between the primary offering and the DRIP.
Until the NAV Pricing Date, the per share purchase price in our IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued pursuant to the DRIP will be initially equal to $23.75 per share, which is 95.0% of the per share offering price in our IPO. Beginning with the NAV Pricing Date, the per share price for shares in our IPO and the DRIP will vary quarterly and will be equal to our NAV, as determined by our Advisor, divided by the number of shares of common stock outstanding as of the end of the business day immediately preceding the day on which we make our quarterly periodic filing, plus, in the case of our IPO, applicable commissions and fees ("Per Share NAV").
As of December 31, 2014, we had 11,554 shares of common stock outstanding, including unvested restricted shares, and had received total proceeds from the IPO of $0.2 million.
We were formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by us or by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2014, we had not acquired any real estate investments.
Substantially all of our business will be conducted through American Realty Capital Retail II Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP Units"). Additionally, our Advisor contributed $2,020 to the OP in exchange for 90 OP Units, which represent a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, holders of the OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln, pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including services related to locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. The Dealer Manager serves as the dealer manager of the IPO. The Advisor and the Dealer Manager are under common control with the Parent of our Sponsor, as a result of which they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to our IPO and the investment and management of our assets. Such entities will also receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages. The Advisor will pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of real estate-related services.
Investment Objectives
Our investment objectives are:

•	Preserve and protect capital;

•	Provide attractive and stable cash distributions; and

•	Increase the value of assets in order to generate capital appreciation.

We plan to implement our investment objectives as follows:

•
Large Retail Focus — We will pursue an investment strategy focused on acquiring a diversified portfolio of existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million), and other need-based shopping centers, or collectively, large retail assets, which are located in the United States and at least 80.0% leased at the time of acquisition. We expect the cost of each of these properties to be up to $100.0 million, and in some cases, in excess of $100.0 million. By the time we are fully invested, we expect our portfolio to consist of at least 65% of large retail assets. In addition, we may invest in existing enclosed mall opportunities for de-malling and reconfiguration into an open air format in an amount expected not to exceed 20% of our assets.

•
Necessity-Based Retail — Up to 20.0% of our portfolio may consist of existing grocery-anchored shopping centers with a purchase price of $20.0 million dollars or less, typically anchored by drug stores, grocery stores, convenience stores and discount stores, or collectively, necessity-based retail assets.

•	Real Estate Related Assets — Up to 15.0% of our portfolio may consist of real estate-related assets, including loans and debt securities secured by our targeted assets.

•	Discount to Replacement Cost — We intend to purchase properties valued at a substantial discount to replacement cost using current market rents, and with significant potential for appreciation.

•
Low Leverage — We intend to finance our portfolio opportunistically at a target leverage level of not more than 45.0% loan-to-value, which ratio will be determined after the close of our IPO and once we have invested substantially all the net proceeds of our IPO.

•	Diversified Tenant Mix — We expect to lease our properties to a diversified group of tenants with a bias toward national tenants.

•	Lease Term — We expect the average lease term on leases on our properties with anchor tenants to be five years or greater.

•	Monthly Distributions — We intend to pay distributions monthly out of funds from operations, as adjusted (as described below) and subject to exceptions described herein.

•	Maximize Total Returns — We intend to maximize total returns to our stockholders through a combination of realized appreciation and current income.

•	Exit Strategy — We intend to maximize stockholder total returns through a highly disciplined acquisitions strategy, with a constant view towards a seamless and profitable exit.
Acquisition and Investment Policies
Primary Investment Focus
We intend to focus our investment activities on acquiring primarily existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers and other need-based shopping centers and originating or acquiring real estate-related debt and other investments backed by these types of properties. The real estate-related debt we originate or acquire is expected to be primarily first mortgage debt but also may include bridge loans, mezzanine loans, preferred equity or securitized loans.
There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net proceeds of our IPO that may be invested in a single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition of properties and the amount of proceeds raised in our IPO.
Investing in Real Property
We seek to invest primarily in existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million), and other need-based shopping centers, or collectively, large retail assets, which are located in the United States and at least 80.0% leased at the time of acquisition. We expect the cost of each of these properties to be up to $100.0 million, and in some cases, in excess of $100.0 million. When we are fully invested, our portfolio is expected to consist of at least 65.0% of large retail assets. In addition, we may make the following investments in the United States: existing grocery-anchored shopping centers, the purchase price of which is $20.0 million or less, in an amount expected not to exceed 20.0% of our assets; existing enclosed mall opportunities for de-malling and reconfiguration into an open air format in an amount expected not to exceed 20.0% of our assets; and real estate-related debt and investments secured by, or which represent a direct or indirect interest in, the assets described above in an amount expected not to exceed 15.0% of our assets.

Investing In and Originating Loans
We may originate or acquire real estate loans with respect to the same types of properties in which we may invest directly. Although we do not have a formal policy, our criteria for investing in loans will be substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. We currently do not intend to invest in, or originate, as applicable, real estate-related debt or investments, including, but not limited to, commercial mortgage-backed securities ("CMBS") and other real estate-related investments, in excess of 15.0% of the aggregate value of our assets as of the close of our IPO and thereafter.
Our underwriting process typically will involve comprehensive financial, structural, operational and legal due diligence. We will not require an appraisal of the underlying property from a certified independent appraiser for an investment in mortgage, bridge or mezzanine loans, except for investments in transactions with our Sponsor, Advisor, directors or their respective affiliates. For each such appraisal obtained, we will maintain a copy of such appraisal in our records for at least five years and will make it available during normal business hours for inspection and duplication by any stockholder at such stockholder’s expense. In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title.
We will not make or invest in mortgage, bridge or mezzanine loans on any one property if the aggregate amount of all mortgage, bridge or mezzanine loans outstanding on the property, including our borrowings, would exceed an amount equal to 85.0% of the appraised value of the property, as determined by appraisal, unless substantial justification exists, as determined by our board of directors, including a majority of our independent directors. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, in which the cost of the mortgage loan investment does not exceed the appraised value of the underlying property. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans that are in default where we intend to foreclose upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, where the cost of the mortgage loan investment does not exceed the appraised value of the underlying property.
When evaluating prospective investments in and originations of real estate loans, our management, and our Advisor consider factors such as the following:

•	the ratio of the total amount of debt secured by property to the value of the property by which it is secured;

•	the amount of existing debt on the property and the priority of that debt relative to our proposed investment;

•	the property’s potential for capital appreciation;

•	expected levels of rental and occupancy rates;

•	current and projected cash flow of the property;

•	the degree of liquidity of the investment;

•	the geographic location of the property;

•	the condition and use of the property;

•	the quality, experience and creditworthiness of the borrower;

•	general economic conditions in the area where the property is located; and

•	any other factors that the Advisor believes are relevant.
Prior to presenting any such opportunity to our Advisor so that our Advisor may determine whether to recommend it to our board of directors, Lincoln also considers these factors.

We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our Advisor, after being presented with such an opportunity by Lincoln, as applicable, will evaluate all potential loan investments to determine if the term of the loan, the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. An officer, director, agent or employee of our Advisor or Lincoln, as applicable, will inspect the property securing the loan, if any, during the loan approval process. We do not expect to make or invest in mortgage or mezzanine loans with a maturity of more than ten years from the date of our investment, and anticipate that most loans will have a term of five years. We do not expect to make or invest in bridge loans with a maturity of more than one year (with the right to extend the term for an additional one year) from the date of our investment. Most loans which we will consider for investment would provide for monthly payments of interest and some also may provide for principal amortization, although many loans of the nature which we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
While we do not expect to invest more than 15.0% of the aggregate value of our assets as of the close of our IPO and thereafter in real estate-related debt or investments, our charter does not limit the amount of gross offering proceeds that we may apply to loan originations or investments. Our charter also does not place any limit or restriction on:

•	the percentage of our assets that may be invested in any type or any single loan; or

•	the types of properties subject to the mortgages or other loans in which we invest.
Our loan investments may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, including among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, requiring disclosures to customers, governing secured transactions and setting collection, repossession and claims handling procedures and other trade practices. In addition, certain states have enacted legislation requiring the licensing of mortgage bankers or other lenders and these requirements may affect our ability to effectuate our proposed investments in mortgage, bridge or mezzanine loans. Commencement of operations in these or other jurisdictions may be dependent upon a finding of our financial responsibility, character and fitness. We may determine not to make mortgage, bridge or mezzanine loans in any jurisdiction in which the regulatory authority believes that we have not complied in all material respects with applicable requirements.
Investing in Real Estate Securities
We may invest in securities of non-majority owned publicly traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. We currently do not intend to invest in, or originate, as applicable, real estate-related debt or investments (including real estate securities), including, but not limited to, CMBS, in excess of 15.0% of the aggregate value of our assets as of the close of our IPO and thereafter. Any investment in equity securities (including any preferred equity securities) that are not traded on a national securities exchange or included for quotation on an inter-dealer quotation system must be approved by a majority of directors, including a majority of independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable.
Acquisition Structure
We anticipate acquiring fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property, including acquiring leasehold interests (a “leasehold interest” is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease), may be utilized if we deem it to be advantageous. For example, we may acquire properties through the acquisition of substantially all of the interests of an entity which in turn owns the real property. Our focus will be on acquiring anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers and other need-based shopping centers.
Our Advisor, Lincoln and their respective affiliates are permitted to purchase properties in their own name, assume loans in connection with the purchase or loan and temporarily hold title to the properties for the purpose of facilitating acquisition or financing by us or any other purpose related to our business.
International Investments
We do not intend to invest in real estate outside of the United States or the Commonwealth of Puerto Rico or make other real estate investments related to assets located outside of the United States.
Development and Construction of Properties
We do not intend to acquire undeveloped land, develop new properties, or substantially redevelop existing properties, except for instances where we may invest in existing enclosed mall opportunities for de-malling and reconfiguration into an open air format, in an amount expected not to exceed 20.0% of our assets and except with respect to existing properties that also include undeveloped land as part of the acquisition opportunity.

Joint Ventures
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise that a partner might have.
Our general policy is to invest in joint ventures only when we will have a right of first refusal to purchase the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. If the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the property held by the joint venture. If any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.
Financing Strategies and Policies
Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.
Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total “net assets” (as defined by our charter) as of the date of any borrowing, which is equal to 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.
In addition, we intend to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
We will not borrow from our Sponsor, our Advisor, any of our directors or any of their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.
Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our financing policies without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost and availability of debt and equity capital, our expected investment opportunities, the ability of our investments to generate sufficient cash flow to cover debt service requirements and other similar factors.
Tax Status
For the period from April 23, 2014 (date of inception) to December 31, 2014, we will be taxed as a C corporation, because we did not meet the requirements to be taxed as a REIT. We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ending December 31, 2015 or our first year of material operations. We believe that, commencing with such taxable year, we will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, as well as federal income and excise taxes on our undistributed income.

Competition
The retail real estate market is highly competitive. We will compete for tenants in all of our markets with other owners and operators of retail real estate. We will compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we will compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors will include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs, including American Realty Capital - Retail Centers of America, Inc., which is also sponsored by our Sponsor, with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we will have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels to our Company. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.
Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment of proceeds from our IPO in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to commence or maintain distributions to stockholders.
Regulations
Our investments will be subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we will have all permits and approvals necessary under current law to operate our investments.
Environmental
As an owner of real estate, we will be subject to various environmental laws of federal, state and local governments. We do not expect compliance with existing laws to have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties that may be acquired directly or indirectly in the future. We will hire third parties to conduct Phase I environmental reviews of the real property that we intend to purchase.
Employees
As of December 31, 2014, we had no direct employees. Instead, the employees of the Advisor and other affiliates of our Sponsor perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, transfer agent and investor relations services.
We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources at potentially higher cost.
Financial Information About Industry Segments
Our business will consist of owning, managing, operating, leasing, acquiring, investing in and disposing of real estate assets. All of our consolidated revenues will be from our consolidated real estate properties. We will internally evaluate operating performance on an individual property level and view all of our real estate assets as one industry segment, and, accordingly, all of our properties will be aggregated into one reportable segment.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC our Registration Statement in connection with our IPO. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors.
Risks Related to an Investment in American Realty Capital — Retail Centers of America II, Inc.
Both we and our Advisor are newly-formed entities with limited operating history. The prior performance of programs sponsored by affiliates of our Sponsor should not be used to predict our future results.
Both we and our Advisor are newly-formed entities with limited operating history. The prior performance of programs sponsored by affiliates of our Sponsor should not be used to predict our future results. Investors should consider an investment in our shares in light of the risks, uncertainties and difficulties frequently encountered by other newly-formed companies with similar objectives. To be successful in this market, we, our Advisor and service providers must, among other things:

•	identify and acquire real estate assets consistent with our investment strategies;

•	increase awareness of our name within the investment products market;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations; and

•	continue to build and expand our operations structure to support our business.
Investors should not rely upon the past performance of other programs sponsored by affiliates of our Sponsor as an indicator of our future performance. There is no assurance that we will achieve our investment objectives.
Purchases of common stock by our directors, officers and other affiliates in our IPO should not influence investment decisions of independent, unaffiliated investors. We may ultimately attain the minimum offering amount and break escrow only by selling shares to our affiliates and we may still be unable to raise a substantial amount of proceeds despite purchases made by our affiliates.
Our directors, officers, other affiliates and Friends may purchase shares of our common stock, and any such purchases will be included for purposes of determining whether the minimum of $2,000,000 of shares of common stock required to release funds from the escrow account has been sold. “Friends” means those individuals who have prior business and/or personal relationships with our executive officers, directors or our Sponsor, including, without limitation, any service provider. There are no written or other binding commitments with respect to the acquisition of shares by these parties, and there can be no assurance as to the amount, if any, of shares of common stock these parties may acquire in our IPO, however, we may ultimately attain the minimum offering amount and break escrow only by selling shares to our affiliates. Any shares purchased by directors, officers, other affiliates or Friends of ours will be purchased for investment purposes only. However, the investment decisions made by any such directors, officers, other affiliates or Friends should not influence an investor’s decision to invest in shares of our common stock, and an investor should make his or her own independent investment decision concerning the risks and benefits of an investment in our common stock. Additionally, we may still be unable to raise a substantial amount of proceeds from our IPO despite purchases made by our affiliates.
Because our IPO is a blind pool offering, our stockholders will not have the opportunity to evaluate all of our investments before we make them, which makes an investment in us more speculative.
We have neither acquired any properties or other investments nor identified any investments. Additionally, stockholders are not provided with information to evaluate our investments prior to our acquisition of the investments, but must instead rely on our board of directors and our Advisor to implement our investment strategy.
Our stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
American Realty Capital Retail II Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, has only invested $200,000 in us through the purchase of 8,888 shares of our common stock at $22.50 per share, reflecting no selling commission or dealer manager fees paid in connection with such sale. Neither the Special Limited Partner nor any affiliate may sell this initial investment while the Sponsor remains a sponsor but may transfer the shares to our other affiliates. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Advisor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.

There is no established trading market for our shares and there may never be one; therefore, it will be difficult for investors to sell their shares.
There currently is no established trading market for our shares and there may never be one. If a stockholder is able to find a buyer for his or her shares, the stockholder may not sell his or her shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of capital stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our capital stock by a single investor, unless exempted (prospectively or retroactively) by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our SRP includes numerous restrictions that would limit a stockholder’s ability to sell shares to us.
Our board of directors may amend the terms of our SRP without stockholder approval. Our board of directors also is free to amend, suspend or terminate the program upon 30 days’ notice or to reject any request for repurchase.
Therefore, it will be difficult for a stockholder to sell his or her shares promptly or at all. If a stockholder is able to sell his or her shares, the stockholder likely will have to sell them at a substantial discount to the price her or she paid for the shares. It also is likely that the shares would not be accepted as the primary collateral for a loan. An investor should purchase the shares only as a long-term investment because of the illiquid nature of the shares.
Because transferees will be ineligible to sell their shares pursuant to our SRP, the value of their shares may be adversely affected.
Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the SRP. In other words, once our shares are transferred for value by a stockholder, the transferee and all subsequent holders of the shares are not eligible to participate in the SRP. Because transferees will be unable to sell their shares to us and the market for resale of our shares may be limited, the fair market value of the shares may be less than the amount our stockholders would receive if transferees were able to sell their shares pursuant to our SRP.
We established the offering price on an arbitrary basis; as a result, the actual value of an investment in our shares may be substantially less than what an investor pays.
Our board of directors has arbitrarily determined the initial selling price of the shares in our IPO, and did not base the price on any relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that an investor would receive upon liquidation.
If Lincoln and its affiliates, acting on behalf of and under the oversight of our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions is dependent upon Lincoln and its affiliates locating suitable investments, selecting tenants for our properties and securing independent financing arrangements and upon the performance of our Advisor, which oversees Lincoln and ultimately makes recommendations to our board of directors in respect of potential investments, financings and dispositions. We cannot be sure that our Advisor or Lincoln or their respective affiliates will be successful in locating suitable investments on financially attractive terms or that, if we make an investment, our objectives will be achieved. If they are unable to find suitable investments, we will hold the proceeds of our IPO in an interest-bearing account, invest the proceeds in short-term, investment grade investments, or if our board of directors determines it is in the best interest of our stockholders, liquidate. In these events, our ability to pay distributions to our stockholders would be adversely affected.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.
We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor or Lincoln or their respective affiliates at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of an investment in our common stock.

We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders, including the amount of cash flow from operations and funds from operations ("FFO"). Distributions will be based principally on cash available from our operations. The amount of cash available for distributions will be affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With a limited operating history, we cannot give any assurance that we will be able to pay distributions or, once we begin paying distributions, maintain our then-current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing a distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect the value of an investment in our shares.
Our organizational documents permit us to pay distributions from any source, including unlimited amounts from offering proceeds and borrowings. Any of these distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of an investment in our shares, especially if a substantial portion of our distributions is paid from offering proceeds. There is no guarantee that we will pay any particular amount of distributions, if at all.
Our organizational documents permit us to pay distributions from any source, including unlimited amounts from offering proceeds and borrowings. Any of these distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of an investment in our shares, especially if a substantial portion of our distributions is paid from offering proceeds. There is no guarantee that we will pay any particular amount of distributions, if at all. Distributions from the proceeds of our IPO or from borrowings also would reduce the amount of capital we ultimately invest in properties and other permitted investments. This, in turn, would reduce the value of an investment in our shares. If we encounter any delays in locating suitable investments, we may pay all or a substantial portion of our distributions from the proceeds of our IPO or from borrowings in anticipation of future cash flow, which may constitute a return of capital. In addition, if we fail to timely invest the net proceeds of our IPO or to invest in quality assets, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by geographic area and type of tenant, could be materially adversely affected.
We may change our targeted investments without stockholder consent.
We expect to use substantially all the net proceeds of our IPO to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. We may change our investment objectives and target portfolio based on real estate market conditions and investment opportunities without stockholder approval. This could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus and this Annual Report. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect our ability to make distributions to our stockholders and the value of an investment in our common stock.
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may dilute our stockholders' interest in us and adversely affect the value of an investment in our common stock.
We may use net proceeds from our IPO to fund distributions. Using proceeds from our IPO to pay distributions, especially if the distributions are not reinvested through our DRIP, will reduce cash available for investment in assets or other purposes, and will reduce our stockholders’ per share equity.
We may not generate sufficient cash flows from operations to pay distributions. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and our Advisor’s deferral, suspension or waiver of its fees and expense reimbursements, to fund distributions, we may use proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from proceeds from our IPO will be a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (a) cause us to be unable to pay our debts as they become due in the usual course of business; (b) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (c) jeopardize our ability to qualify as a REIT.

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
If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of an investment in us will fluctuate with the performance of the specific properties we acquire.
Our IPO is being made on a reasonable best efforts basis, whereby the brokers, including the Dealer Manager, participating in our IPO are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our IPO may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. We may be unable to raise even the minimum offering amount. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. For example, if we only sell $2,000,000 of our common stock, we may be able to make only one investment. If we only are able to make one investment, we would not achieve any asset diversification. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. An investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments.
In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.
We rely on our Advisor, and our Advisor relies on Lincoln and its affiliates, acting on behalf of and under the oversight of our Advisor, to identify, structure and negotiate our investments, manage our properties and provide asset management and disposition services in connection with our investments. If Lincoln does not succeed in implementing our investment strategy, our performance will suffer.
Our Advisor has retained Lincoln to perform some of the services for which our Advisor is responsible under the advisory agreement on its behalf. Although our Advisor ultimately determines whether to recommend particular investments, financing and dispositions to our board of directors, our Advisor relies primarily on Lincoln and its affiliates, subject to the oversight of our Advisor, for identifying, structuring and negotiating investments, managing and leasing our properties and providing asset management and disposition services in connection with our investments. Personnel of our Advisor do not have significant experience in connection with the types of properties in which we propose to invest and, as a result, have engaged Lincoln and its affiliates. Accordingly, our future success and our ability to implement our investment strategy will depend, to a certain extent, on Lincoln’s and its affiliates’ performance of these services. If Lincoln does not succeed in implementing our investment strategy, our performance will suffer. In addition, since the services agreement will be automatically renewed unless terminated by our Advisor or Lincoln for cause, or by our Advisor in the event that the advisory agreement is terminated, it may be difficult and costly to terminate and replace Lincoln.
If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of an investment in our shares.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees may not become our employees but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction.

If our Advisor, Lincoln or their respective affiliates lose or are unable to obtain key personnel, including in the event another program advised by the Parent of our Sponsor internalizes its advisor, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders' investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including William M. Kahane and key personnel of Lincoln and its affiliates, each of whom would be difficult to replace. If any of the key personnel were to cease their affiliation with our Advisor or Lincoln, our operating results could suffer. This could occur, among other ways, if another program advised by the Parent of our Sponsor internalizes its advisor. If that occurs, key personnel of our Advisor, who also are key personnel of the internalized advisor, could become employees of the other program and would no longer be available to our Advisor. Further, we do not intend to separately maintain key person life insurance on Mr. Kahane or any other person. We believe that our future success depends, in large part, upon our Advisor’s, Lincoln’s and their respective affiliates’ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for these personnel is intense, and we cannot assure our stockholders that our Advisor, Lincoln or their respective affiliates will be successful in attracting and retaining these skilled personnel. If our Advisor, Lincoln or their respective affiliates lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of their investment may decline.
In the event we are able to quickly raise a substantial amount of capital, we may have difficulty investing it in properties.
If we are able to quickly raise a substantial amount of capital in the IPO, we may have difficulty identifying and purchasing suitable properties on attractive terms, and there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the IPO and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for an investment in our shares to realize its full potential return and could adversely affect our ability to pay distributions. If we fail to timely invest the net proceeds of our IPO or to invest in quality assets, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by geographic area and type of tenant, could be materially adversely affected.
Our rights and the rights of our stockholders to recover claims against our officers, directors, our Advisor and Lincoln are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, our officers, our Advisor and our Advisor’s affiliates and Lincoln and Lincoln’s affiliates and permits us to indemnify our employees and agents. However, as required by our charter, we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the Advisor or an affiliate of the Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. We have entered into an indemnification agreement with each of our directors and officers, and certain former directors and officers, providing for indemnification of such directors and officers consistent with the provisions of our charter.
Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the North American Securities Administrators Association ("NASAA") REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor, Lincoln and their respective affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor, Lincoln and their respective affiliates in some cases which would decrease the cash otherwise available for distribution to our stockholders.
Commencing with the NAV Pricing Date, the offering price for shares in our primary offering and pursuant to our DRIP, as well as the repurchase price for our shares under our SRP, will vary quarterly and will be based on NAV, which will be based upon subjective estimates, judgments, assumptions and opinions about future events, and also may not accurately reflect the value of our assets and liabilities at a particular time for other reasons.
Commencing with the NAV Pricing Date, the offering price for shares in our primary offering (to the extent we are still offering shares in our primary offering) and pursuant to our DRIP, as well as the repurchase price for our shares under our SRP, will vary quarterly and will be based on NAV. Our advisor, with the assistance of an independent third party valuer, will calculate NAV quarterly by estimating the market value of our assets and liabilities, many of which may be illiquid.

In calculating NAV, our Advisor will consider an estimate provided by an independent valuer of the market value of our real estate assets. Our Advisor will review such valuation for consistency with its determinations of value and our valuation guidelines and the reasonableness of the independent valuer’s conclusions. The final determination of value may be made by a valuation committee comprised of our independent directors if our Advisor determines that the appraisals of the independent valuer are materially higher or lower than its valuations. The valuations used by the independent valuer, our Advisor and our board of directors may not be precise because the valuation methodologies used to value a real estate portfolio involve subjective judgments, assumptions and opinions about future events, such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. If different judgments, assumptions or opinions were used, a different estimate would likely result.
Each property will be appraised at least annually and appraisals will be spread out over the course of a year so that approximately 25% of all properties are appraised each quarter. Because each property will be appraised only annually, there may be changes in the course of the year that are not fully reflected in the quarterly NAV. As a result, the published NAV may not fully reflect changes in value that may have occurred since the prior quarterly valuation. Moreover, appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV. Any resulting disparity may benefit the selling or non-selling stockholders or purchasers. Further, valuations do not necessarily represent the price at which we would be able to sell an asset.
In addition, our NAV may suddenly change if the appraised values of our properties materially change or the actual operating results differ from what we originally budgeted for that quarter. For example, if a material lease is unexpectedly terminated or renewed, or a property experiences an unanticipated structural or environmental event, the value of a property may materially change. Furthermore, if we cannot immediately quantify the financial impact of any extraordinary events, our NAV as published in any given quarter will not reflect such events. As a result, the NAV published after the announcement of a material event may differ significantly from our actual NAV until we are able to quantify the financial impact of such events and our NAV is appropriately adjusted on a going forward basis.
NAV does not represent the fair value of our assets less liabilities under accounting principles generally accepted in the United States ("GAAP"). NAV is not a representation, warranty or guarantee of: (a) what a stockholder would ultimately realize upon a liquidation of our assets and settlement of our liabilities or upon any other liquidity event, (b) that the shares of our common stock would trade at NAV on a national securities exchange, (c) what any third party in an arm’s-length transaction would offer to purchase all or substantially all of our shares of common stock at NAV, and (d) that NAV would equate to a market price for an open-end real estate fund. We will not retroactively adjust the valuation of such assets, the price of our common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our Advisor and Dealer Manager.
Prior to the NAV Pricing Date, you will not be able to determine the NAV of your shares.
We will not publish our NAV until the NAV Pricing Date because the price you will pay for shares of our common stock in this offering, and the price at which your shares may be repurchased by us pursuant to our SRP, will be based on our estimated NAV commencing with the NAV Pricing Date, you may pay more than realizable value or receive less than realizable value for your investment.
Our stockholders’ interest in us may be diluted if the price we pay in respect of shares repurchased under our SRP exceeds the NAV per share, at such time as we calculate NAV per share.
The prices we may pay for shares repurchased under our SRP may exceed the NAV per share at the time of repurchase, which may reduce the NAV per share of the remaining shares.
The occurrence of cyber incident, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and instructions from around the world have increased.

Our remediation costs and lost revenues could be significant if we fall victim to a cyber incident. We may be required to expend significant resources to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. Security breaches could also result in and could subject us to significant liability or loss that may not be covered by insurance, damage to our reputation, or a loss of confidence in our security measures, which could harm our business. We also may be found liable for any stolen assets or misappropriated confidential information. Although we intend to continue to implement industry-standard security measures, we cannot assure you that those measures will be sufficient.
Disclosures made by American Realty Capital Properties, Inc. ("ARCP"), an entity previously sponsored by the Parent of our Sponsor, may adversely affect our ability to raise substantial funds.
On October 29, 2014, ARCP announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. This conclusion was based on the preliminary findings of an investigation conducted by ARCP’s audit committee which concluded that certain accounting errors were made by ARCP personnel that were not corrected after being discovered, resulting in an overstatement of adjusted funds from operations ("AFFO") and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignations of its chief accounting officer and its chief financial officer. ARCP’s former chief financial officer is one of the non-controlling owners of the Parent of our Sponsor, but does not have a role in the management of our Sponsor’s or our business. In December 2014, ARCP announced the resignation of its executive chairman, who was also the executive chairman of our board of directors until his resignation on December 29, 2014. This individual is one of the controlling members of the Parent of our Sponsor.
On March 2, 2015, ARCP announced the completion of its audit committee’s investigation and filed amendments to its Form 10-K for the year ended December 31, 2013 and its Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. According to these filings, these amendments corrected errors in ARCP’s financial statements and in its calculation of AFFO that resulted in overstatements of AFFO for the years ended December 31, 2011, 2012 and 2013 and the quarters ended March 31, 2013 and 2014 and June 30, 2014 and described certain results of its investigations, including matters relating to payments to, and transactions with, affiliates of the Parent of our Sponsor and certain equity awards to certain officers and directors. In addition, ARCP disclosed that the audit committee investigation had found material weaknesses in ARCP’s internal control over financial reporting and its disclosure controls and procedures. ARCP also disclosed that the SEC has commenced a formal investigation, that the United States Attorney’s Office for the Southern District of New York contacted counsel for both ARCP’s audit committee and ARCP with respect to the matter and that the Secretary of the Commonwealth of Massachusetts has issued a subpoena for various documents. On March 30, 2015, ARCP filed its Form 10-K for the year ended December 31, 2014. ARCP's filings with the SEC are available at the internet site maintained by the SEC, www.sec.gov.
Since the initial announcement in October, a number of participating broker-dealers temporarily suspended their participation in the distribution of our IPO. Although certain of these broker-dealers have reinstated their participation, we cannot predict the length of time the remaining temporary suspensions will continue or whether all participating broker-dealers will reinstate their participation in the distribution of our IPO. As a result, our ability to raise substantial funds may be adversely impacted.
Risks Related to Conflicts of Interest
We will be subject to conflicts of interest, including conflicts arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.
Our Advisor faces conflicts of interest relating to the acquisition of assets and leasing of properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.
We rely on our Sponsor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals at the Parent of our Sponsor and their other public programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by the Parent of our Sponsor. For example, American Realty Capital — Retail Centers of America, Inc. seeks, like us, to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. The investment opportunity allocation agreement we have entered into with American Realty Capital — Retail Centers of America, Inc. may result in us not being able to acquire separate properties identified by our Advisor and its affiliates. Thus, the executive officers and real estate professionals of our Advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.

We and other programs sponsored directly or indirectly by the Parent of our Sponsor also rely on these real estate professionals to supervise the property management and leasing of properties. Our executive officers and key real estate professionals are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.
Lincoln and its affiliates face conflicts of interest relating to the selection, purchase, leasing and management of properties, and these conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
Lincoln and/or its affiliates are responsible for, and may in the future be responsible for, the selection, acquisition, leasing and management of one or more real estate investment programs in addition to us (including persons or entities with contractual arrangements with Lincoln and/or its affiliates). We may buy properties at the same time as one or more of these other real estate investment programs. As a result, there may be a conflict between our interests and the interests of Lincoln and its affiliates in connection with acquisitions of investments, which result may have an adverse impact on us. We cannot be sure that officers and key personnel acting on behalf of Lincoln and its affiliates will act in our best interests when deciding whether to allocate any particular investment to us. In addition, we may acquire properties in geographic areas where other real estate investment programs or properties managed by Lincoln and its affiliates own properties. If one of the other real estate investment programs managed by Lincoln and its affiliates attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. An investor will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making his or her investment. Similar conflicts of interest may apply to Lincoln’s determination of whether to recommend to our Advisor the making or purchase of mortgage, bridge or mezzanine loans or participations therein, since other real estate investment programs Lincoln may manage may be competing with us for these investments.
Our Advisor and Lincoln face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on investment.
We may enter into joint ventures with other programs advised by affiliates of the Parent of our Sponsor and real estate investment programs for which Lincoln and/or its affiliates provide services for the acquisition, development or improvement of properties. Our Advisor and Lincoln and its affiliates may have conflicts of interest in determining which program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor and/or Lincoln and its affiliates may face a conflict in structuring the terms of the relationship between our interests and the interest of the co-venturer and in managing the joint venture. Because our Advisor and its affiliates, or Lincoln and its affiliates, as applicable, will control or have a services relationship with both the co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to that joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture. In addition, our Advisor will be entitled to an annual subordinated performance fee such that for any year in which investors receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on the capital contributed by investors, our Advisor will be entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided that the amount paid to our Advisor does not exceed 10.0% of the aggregate return for such year, and that the amount will not actually be paid to the Advisor unless investors receive a return of capital contributions, which could encourage our Advisor to recommend riskier or more speculative investments.
Our Advisor, Lincoln and its affiliates and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor, Lincoln and its affiliates and their officers and employees and certain of our key personnel and their respective affiliates are key personnel of general partners, sponsors, managers, owners and advisors of other real estate investment programs, including, with respect to our Advisor, certain of our key personnel and their respective affiliates, programs advised by affiliates of the Parent of our Sponsor, some of which have investment objectives and legal and financial obligations similar to ours, and may own real properties or provide services with respect to other real properties, some of which compete with us, as well as owning other business interests. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

Our Advisor and its affiliates face conflicts of interest relating to the incentive fee structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement and the partnership agreement of the OP, our Advisor and its affiliates, including the Special Limited Partner, are entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not own a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The partnership agreement of the OP requires us to pay a performance-based termination distribution to the Special Limited Partner if we terminate the advisory agreement, even for poor performance by our Advisor, prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution to the Special Limited Partner at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control.
We compete for investors with other programs of, and entities sponsored or co-sponsored by, our Sponsor, which could adversely affect the amount of capital we have to invest.
The Parent of our Sponsor is currently the sponsor of several other public offerings of non-traded REIT shares, many of which will be ongoing during a significant portion of our IPO. These programs all have filed registration statements for the IPO of common stock and either are or intend to elect to be taxed as REITs. The offerings will likely occur concurrently with our IPO, and our Sponsor is likely to sponsor other offerings during our IPO. Our Dealer Manager is the dealer manager for these other offerings. We will compete for investors with these other programs, and the overlap of these offerings with our IPO could adversely affect our ability to raise all the capital we seek in our IPO, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.
We intend to disclose funds from operations and modified funds from operations, each a non-GAAP financial measure, in future communications with investors, including documents filed with the SEC; however, funds from operations and modified funds from operations are not equivalent to our net income or loss or cash flow from operations as determined under GAAP, and our stockholders should consider GAAP measures to be more relevant to our operating performance.
We will use, and we intend to disclose to investors, FFO and modified funds from operations ("MFFO"), which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance and ability to pay distributions. FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjust for unconsolidated partnerships and joint ventures. MFFO further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.
In addition, FFO and MFFO are not indicative of cash flow available to fund cash needs and investors should not consider FFO and MFFO as alternatives to cash flows from operations, as an indication of our liquidity, or as indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.
American National Stock Transfer, LLC, our affiliated transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.
Our transfer agent is a related party of the Parent of our Sponsor that has been providing certain transfer agency services for programs sponsored directly or indirectly by the Parent of our Sponsor since 2013. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agency and registrar services to us. Furthermore, our transfer agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agency and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.

The management of multiple REITs and other direct investment programs by our executive officers and officers of our Advisor and any service provider may significantly reduce the amount of time our executive officers and officers of our Advisor and any service provider are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Certain officers of our Advisor are part of the senior management or are key personnel of several other REITs sponsored directly or indirectly by the Parent of our Sponsor, as well as their advisors and their respective affiliates. Some of these REITs have registration statements that became effective in the past twelve months. As a result, such REITs will have concurrent or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, selling our shares, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on the experience of the Parent of our Sponsor, a significantly greater time commitment is required of senior management when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the IPO matures. The conflicts of interest each of the officers of our Advisor faces may delay our fundraising and the investment of our proceeds due to the competing time demands.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and our Dealer Manager face conflicts of interest related to their positions or interests in affiliates of our Sponsor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and Dealer Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in our Advisor and our Dealer Manager or other Sponsor-affiliated entities. Through our Sponsor’s affiliates, some of these persons work on behalf of programs sponsored directly or indirectly by the Parent of our Sponsor that are currently raising capital publicly. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) development of our properties by affiliates, (d) investments with affiliates of our Advisor, (e) compensation to our Advisor and (f) our relationship with our Advisor and our Dealer Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
The conflicts of interest inherent in the incentive fee structure of our arrangements with our Advisor, Lincoln and their affiliates could result in actions that are not necessarily in the long-term best interests of our stockholders, including required payments if we terminate the advisory agreement or services agreement, even for poor performance by our Advisor or Lincoln.
Under our advisory agreement and the partnership agreement, the Special Limited Partner and its affiliates are entitled to fees, distributions and other amounts that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests. However, because our Advisor and Lincoln do not maintain a significant equity interest in us and are entitled to receive substantial minimum compensation regardless of performance, our Advisor’s and Lincoln’s interests may not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend to our board of directors, or Lincoln could be motivated to recommend to our Advisor, riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle it or the Special Limited Partner to fees. In addition, the Special Limited Partner and its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending to our board or directors sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor and its affiliates, including the Special Limited Partner, to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.
Moreover, the partnership agreement requires the OP to pay a performance-based termination distribution to the Special Limited Partner or its assignees if we terminate the advisory agreement, even for poor performance by our Advisor, prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this distribution, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. Similarly, because this distribution will still be due even if we terminate the advisory agreement for poor performance, our Advisor may be incentivized to focus its resources and attention on other matters or otherwise fail to use its best efforts on our behalf.

In addition, the requirement to pay the distribution to the Special Limited Partner or its assignees at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the Special Limited Partner or its assignees. Moreover, our Advisor has the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control. In addition, our Advisor will be entitled to an annual subordinated performance fee such that for any year in which investors receive payment of a 6.0% annual cumulative, pre-tax, non-compounded return on the capital contributed by investors, our Advisor will be entitled to 15.0% of the amount in excess of such 6.0% per annum return, provided that the amount paid to our Advisor does not exceed 10.0% of the aggregate return for such year, and that the amount, while accruing annually in each year the 6.0% return is attained, will not actually be paid to our Advisor unless investors receive a return of capital contributions, which could encourage our Advisor to recommend riskier or more speculative investments.
There is no separate counsel for us and our affiliates, which could result in conflicts of interest and such conflicts may not be resolved in our favor, which could adversely affect the value of our stockholders' investment.
Proskauer Rose LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Proskauer Rose LLP may be precluded from representing any one of or all such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Proskauer Rose LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.
Our Dealer Manager signed a Letter of Acceptance, Waiver and Consent ("AWC") with the Financial Industry Regulatory Authority ("FINRA"); any further action, proceeding or litigation with respect to the substance of the Letter of Acceptance, Waiver and Consent, or in connection with any other similar action, proceeding or litigation that may occur, could adversely affect our IPO or the pace at which we raise proceeds.
In April 2013, our Dealer Manager received notice and a proposed AWC from FINRA, the self-regulatory organization that oversees broker dealers, that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Exchange Act and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, our Dealer Manager submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, our Dealer Manager consented to the imposition of a censure and a fine of $60,000. To the extent any action would be taken against our Dealer Manager in connection with the above AWC, or in connection with any other similar action, proceeding or litigation that may occur, our Dealer Manager could be adversely affected.
Risks Related to Our IPO and Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted (prospectively or retroactively) by our board of directors, no person may own more than 9.8% in value of the aggregate of the outstanding shares of our capital stock or more than 9.8% (in value or number, whichever is more restrictive) of any class or series of the outstanding shares of our capital stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 350,000,000 shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may also classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any class or series of stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit a stockholder's ability to exit the investment.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any of its affiliates. As a result, our Advisor and any of its affiliates may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
The Maryland Control Share Acquisition Act provides that holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the affirmative vote of stockholders entitled to cast at least two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Our stockholders' investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We are not registered, and do not intend to register ourselves or any of our subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register ourselves or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
We conduct, and intend to continue conducting, our operations, directly and through wholly or majority owned subsidiaries, so that we and each of our subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, or the 40% test. “Investment securities” excludes U.S. Government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
Because we are primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.
Under Section 3(c)(5)(C), the SEC staff generally requires an entity to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate-related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that the entity has with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 20 years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.
A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the Company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.
If we were required to register the Company as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of potential investments in real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or our exception from the Investment Company Act.
If the market value or income generated by our real estate-related investments declines, including as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (the "JOBS Act"). We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.
We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the Public Company Accounting Oversight Board (the "PCAOB"), after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold stockholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholders' investment.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of our stockholders' investment could change without our stockholders' consent.
Stockholders are bound by the majority vote on matters on which they are entitled to vote, and therefore, their vote on a particular matter may be superseded by the vote of others.
Stockholders may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, stockholders will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if those stockholders do not vote with the majority on any such matter.
Our stockholders are limited in their ability to sell their shares pursuant to our SRP and may have to hold their shares for an indefinite period of time.
Our board of directors may amend the terms of our SRP without stockholder approval. Our board of directors also is free to amend, suspend or terminate the program upon notice or to reject any request for repurchase. There is no assurance that funds available for our SRP will be sufficient to accommodate all requests. In addition, the SRP includes numerous restrictions that would limit our stockholders’ ability to sell their shares.

Prior to the time our Advisor begins calculating NAV, unless waived by our board of directors, a stockholder must have held his or her shares for at least one year in order to participate in our SRP. Prior to the NAV Pricing Date, subject to funds being available, the purchase price for shares repurchased under our SRP will be as set forth below (unless such repurchase is in connection with a stockholder’s death or disability): (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be the lower of $23.13 and 92.5% of the amount paid for each such share; (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be the lower of $23.75 and 95.0% of the amount paid for each such share; (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be the lower of $24.38 and 97.5% of the amount paid for each such share; and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be the lower of $25.00 and 100.0% of the amount they paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year.
After the NAV Pricing Date, stockholders may make daily requests that we repurchase all or a portion (but generally at least 25% of a stockholder’s shares) of their shares pursuant to our SRP and the repurchase price will vary quarterly and will be based on NAV. At such time, we will limit shares repurchased during any calendar year to 5% of the weighted average number of shares outstanding during the prior calendar year. Accordingly, following the NAV Pricing Date, in order to provide liquidity for repurchases, we intend to maintain 5% of our NAV in excess of $1.0 billion in cash, cash equivalents and other short-term investments and certain types of real estate related assets that can be liquidated more readily than properties, or collectively, liquid assets. There can be no assurance, however, that we will maintain this level of liquid assets, and our stockholders will only be able to have their shares repurchased to the extent that we have sufficient liquid assets to repurchase them. Accordingly, there can be no assurance we will be able to satisfy all repurchase requests made after the NAV Pricing Date.
See the section entitled “Share Repurchase Program” in the notes to the financial statements contained within this Annual Report on Form 10-K for more information about the SRP. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit their ability to recover the value invested or the fair market value of their shares.
Because our Advisor is wholly owned by our Sponsor through the Special Limited Partner, the interests of the Advisor and the Sponsor are not separate and as a result the Advisor may act in a way that is not necessarily in the investors’ interest.
Our Advisor is indirectly wholly owned by our Sponsor through the Special Limited Partner. Therefore, the interests of our Advisor and our Sponsor are not separate and the Advisor’s decisions may not be independent from the Sponsor and may result in the Advisor making decisions to act in ways that are not in the investors’ interests.
Our stockholders' interest in us will be diluted if we issue additional shares, which could adversely affect the value of their investment.
Existing stockholders and potential investors in our IPO do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 350,000,000 shares of stock, of which 300,000,000 shares are classified as common stock and 50,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock, or the number of authorized shares of any class or series of stock, or may classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of our shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Existing stockholders likely will suffer dilution (percentage interest) and potential economic dilution of their equity investment in us if we: (a) sell shares in our IPO or sell additional shares in the future, including those issued pursuant to our DRIP; (b) sell securities that are convertible into shares of our common stock (including Class B Units issued to our Advisor and its assignees); (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the OP. In addition, the partnership agreement contains provisions that would allow, under certain circumstances, other entities, including other programs advised by affiliates of the Parent of our Sponsor, to merge into or cause the exchange or conversion of their interest for OP Units. Because the OP Units may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these reasons, among others, an investor should not expect to be able to own a significant percentage of our shares.

Payment of fees to our Advisor and its affiliates reduces cash available for investment and distribution.
Our Advisor and its affiliates will perform services for us in connection with conducting our operations and managing the portfolio of real estate and real estate-related debt and investments. Our Advisor has entered into agreements with Lincoln, pursuant to which Lincoln and its affiliates will perform some of the services for which the Advisor is responsible under the advisory agreement. The Advisor will be paid fees, which may be substantial, for these services (a substantial portion of which will be paid to Lincoln), which will reduce the amount of cash available for investment in properties or distribution to stockholders.
Because we will conduct all of our operations through the OP, we will depend on it and its subsidiaries for cash flow and we are structurally subordinated in right of payment to the obligations of the OP and its subsidiaries, which could adversely affect our ability to make distributions to our stockholders.
We will receive cash to pay distributions only from the OP and its subsidiaries. We cannot give assurance that the OP or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders. Each of the OP’s subsidiaries will be a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Any claim as a stockholder will be structurally subordinated to all existing and future liabilities and obligations of the OP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the OP and its subsidiaries will be able to satisfy claims as stockholders only after all of our and the OP’s and its subsidiaries’ liabilities and obligations have been paid in full.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and there can be no assurance that we will be profitable or that we will realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could adversely affect our financial condition and ability to make distributions to our stockholders.
Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy there can be no assurance that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition and ability to make distributions to our stockholders could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If such a plan is confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure our stockholders that the Internal Revenue Service (the “IRS”) will not challenge such characterization. In the event that any such sale-leaseback is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on our stockholders’ investment.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce our stockholders’ return.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to our stockholders.
The seller of a property often sells its property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some of or all our invested capital in the property as well as the loss of rental income from that property.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to make distributions to our stockholders.
If tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants require tenants to pay routine property maintenance costs. We will use substantially all of our IPO’s gross proceeds to buy real estate and pay various fees and expenses. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
Our inability to sell a property when we desire to do so could adversely impact our ability to make distributions to our stockholders.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. There can be no assurance that we will have funds available to correct these defects or to make these improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased that property, which may lead to a decrease in the value of our assets.
Many of our leases will not contain rental increases over time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell that property, may lead to a sale price less than the price that we paid to purchase the property.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse effect on our stockholders' investment.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties, and thus affect cash available for distributions to our stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing that indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to those properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
Rising expenses could reduce cash flow and could adversely affect our ability to make future acquisitions and to pay cash distributions to our stockholders.
Any properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. We expect that many of our properties will require the tenants to pay all or a portion of these costs and expenses and, accordingly, if the tenants are unable to pay these costs and expenses, we will have to pay these costs and expenses. We may, however, enter into leases or renewals of leases that do not require tenants to pay these costs and expenses. If we are unable to lease properties on a basis requiring the tenants to pay all or some of these costs and expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available to pay distributions.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage, including due to the non-renewal of the Terrorism Risk Insurance Act of 2002 (the "TRIA"), could reduce our cash flows and the return on our stockholders’ investments.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with such catastrophic events could sharply increase the premiums we pay for coverage against property and casualty claims.
This risk is particularly relevant with respect to potential acts of terrorism. The TRIA, under which the U.S. federal government bears a significant portion of insured losses caused by terrorism, will expire on December 31, 2020, and there can be no assurance that Congress will act to renew or replace the TRIA following its expiration. If the TRIA is not renewed or replaced, terrorism insurance may become difficult or impossible to obtain at reasonable costs or at all, which may result in adverse impacts and additional costs to us.
Changes in the cost or availability of insurance due to the non-renewal of the TRIA or for other reasons could expose us to uninsured casualty losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of our stockholders’ investments. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

Additionally, mortgage lenders insist in some cases that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Accordingly, to the extent terrorism risk insurance policies are not available at reasonable costs, if at all, our ability to finance or refinance our properties could be impaired. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for these losses.
Real estate-related taxes may increase and if these increases are not passed on to tenants, our income will be reduced, which could adversely affect our ability to make distributions to our stockholders.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. There is no assurance that leases will be negotiated on a basis that passes such tax onto the tenant, even if some tenant leases permit us to pass through such tax increases to the tenants for payment. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.
Properties may be subject to restrictions on their use that affect our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to make distributions to our stockholders.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with these properties, there are significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of these properties and any improvements on these properties, and related to granting easements on these properties. Moreover, the operation and management of the contiguous properties may impact these properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.
Our operating results may be negatively affected by potential construction delays and resultant increased costs and risks.
We may use proceeds from our IPO or from other sources to acquire properties, upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning, environmental concerns of governmental entities or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders' investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and our stockholders may experience a lower return on their investment.
Our properties face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distribution and the amounts of distributions.
Some of our properties may be located in developed areas. In these cases, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to our stockholders.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.
In addition, when excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our projects could require us to undertake a costly remediation program to contain or remove the mold from the affected property or development project, which would adversely affect our operating results.
The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us or our property manager and its assignees from operating such properties. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows and our ability to make distributions to our stockholders.
If we decide to sell any of our properties, we intend to sell them for cash, if possible. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited, resulting in losses to us and reducing the amount of funds available to pay distributions to our stockholders.
There is no guarantee that the mortgage, loan or deed of trust securing an investment will, following a default, permit us to recover the original investment and interest that would have been received absent a default. The security provided by a mortgage, deed of trust or loan is directly related to the difference between the amount owed and the appraised market value of the property. Although we intend to rely on a current real estate appraisal when we make the investment, the value of the property is affected by factors outside our control, including general fluctuations in the real estate market, rezoning, neighborhood changes, highway relocations and failure by the borrower to maintain the property. In addition, we may incur the costs of litigation in our efforts to enforce our rights under defaulted loans.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.
We may enter into joint ventures, partnerships and other co-ownership arrangements (including preferred equity investments) for the purpose of making investments. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.
Our costs associated with complying with the Americans with Disabilities Act of 1990 (the "Disabilities Act") may affect cash available for distributions.
Our properties are subject to the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We cannot give assurance that we will be able to acquire properties that comply with the Disabilities Act or allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. If we cannot acquire properties or allocate responsibilities in this manner, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.
Retail Industry Risks
Economic conditions in the United States have had, and may continue to have, an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants which could have an adverse impact on our financial operations.
U.S. and international markets continue to experience constrained growth. This slow growth may, among other things, impact demand for space and support for rents and property values. Since we cannot predict when the real estate markets will fully recover, the value of our properties may decline if recent market conditions persist or worsen.
Economic conditions in the United States have had an adverse impact on the retail industry generally. As a result, the retail industry has recently faced reductions in sales revenues and increased bankruptcies throughout the United States. The continuation of adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our retail properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease the real properties that we plan to acquire. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of the retail properties that we plan to acquire and our results of operations.
Retail conditions may adversely affect our income.
A retail property’s revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. To the extent that the investing public has a negative perception of the retail sector, the value of our common stock may be negatively impacted.
Some of our leases may provide for base rent plus contractual base rent increases. A number of our retail leases also may include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we may derive from percentage rent leases could be adversely affected by a general economic downturn.

Our revenue will be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.
In the retail sector, any tenant occupying a large portion of the gross leasable area of a retail center, a tenant of any of the triple-net single-user retail properties outside the primary geographical area of investment, commonly referred to as an anchor tenant, or a tenant that is our anchor tenant at more than one retail center, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if another tenant’s lease is terminated.
We may own properties where the tenants may have rights to terminate their leases if certain other tenants are no longer open for business. These “co-tenancy” provisions also may exist in some leases where we own a portion of a retail property and one or more of the anchor tenants leases space in that portion of the center not owned or controlled by us. If these tenants were to vacate their space, tenants with co-tenancy provisions would have the right to terminate their leases with us or seek a rent reduction from us. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center. If we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.
Competition with other retail channels may reduce our profitability and the return on our stockholders' investment.
Our retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as e-commerce, discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs and telemarketing. Other retail centers within the market area of our properties will compete with our properties for customers, affecting their tenants’ cash flows and thus affecting their ability to pay rent. In addition, some of our tenants’ rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flow will decrease.
Competition may impede our ability to renew leases or re-let space as leases expire and require us to undertake unbudgeted capital improvements.
Retail centers near our properties may compete with us for tenants. Any competitive properties may impact our ability to lease space to creditworthy tenants or impact the amount of rent that we may charge and may among other things, cause us to accelerate the timing and amount of capital improvements to the impacted properties. Unbudgeted capital improvements may negatively impact our financial position. Also, to the extent we are unable to renew leases or re-let space as leases expire, our rental income will be reduced. Excessive vacancies may reduce customer traffic at and hurt sales of other tenants at that property and may discourage them from renewing leases.
A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry and have a disproportionate adverse effect on our operations and the value of our investments.
If our properties are concentrated in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our operations and our portfolio. Similarly, if tenants of our properties are concentrated in a certain industry or retail category, any adverse effect to that industry generally would have a disproportionately adverse effect on our operations and our portfolio.
We anticipate that our properties will consist primarily of retail properties. Our performance, therefore, is linked to the market for retail space generally and a downturn in the retail market could have an adverse effect on the value of our stockholders' investment.
The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. We anticipate that our properties will consist primarily of retail properties. Our performance, therefore, is linked to the market for retail space generally and a downturn in the retail market could have an adverse effect on the value of our stockholders' investment.

We expect that most of our assets will be public places such as shopping centers. Because these assets will be public places, acts of terror, crimes, mass shootings and other incidents beyond our control may occur, which could result in a reduction of business traffic at our properties and could expose us to civil liability.
Because most of our assets will be open to the public, they will be exposed to a number of incidents that may take place within their premises and that are beyond our control or our ability to prevent, which may harm our consumers and visitors. Some of our assets may be located in large urban areas or areas of high gun ownership, which can be subject to elevated levels of crime and violence. If an act of terror, a mass shooting or other violence were to occur, we may lose tenants or be forced to close our assets for some time. If any of these incidents were to occur, the relevant asset could face material damage to its image and the property could experience a reduction of business traffic due to lack of confidence in the premises’ security. In addition, we may be exposed to civil liability and be required to indemnify the victims, and our insurance premiums could rise, any of which could adversely affect us. Should any of our assets be involved in incidents of this kind, our business, financial condition and results of operations could be adversely affected.
If we enter into long-term leases with retail tenants, those leases may not result in fair value over time, which could adversely affect our revenues and ability to make distributions.
Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. These circumstances would adversely affect our revenues and funds available for distribution.
Risks Associated with Debt Financing
We may incur mortgage indebtedness and other borrowings, which may increase our business risks.
We expect that in most instances, we will acquire real properties by assuming existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
Our Advisor believes that utilizing borrowing is consistent with our investment objectives. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is equal to 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding this limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, although we intend to limit our borrowings to not more than 45% of the aggregate fair market value of our assets, we may exceed this limit if doing so is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. This limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our IPO we will seek independent director approval of borrowings in excess of these limitations because we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders' investment.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders' investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of our stockholders' investment.
Changes in the debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are subject to changing levels of volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies. If our overall cost of borrowings increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance maturing indebtedness. In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate, which may result in price or value decreases of real estate assets. This could negatively impact the value of our assets after the time we acquire them.
High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties on favorable terms and conditions, if at all, and our income would likely be reduced because of increases in rates, reducing our cash flow and cash available for distribution to stockholders, as well as hinder our ability to raise more capital by issuing more stock or by borrowing more money.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, replace our Advisor as our advisor or our Advisor's ability to replace Lincoln as the service provider. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on these investments.

Risks Associated with Real Estate-Related Debt and Other Investments
Any real estate debt security that we originate or purchase is subject to the risks of delinquency and foreclosure.
We may originate and purchase real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the real estate debt security may be impaired. A property’s net operating income can be affected by, among other things:

•	increased costs, added costs imposed by franchisors for improvements or operating changes required, from time to time, under the franchise agreements;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.
We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.
We may invest in non-recourse loans, which will limit our recovery to the value of the mortgaged property.
Our mortgage loan assets may be non-recourse loans. With respect to our non-recourse mortgage loan assets, in the event of a borrower default, the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan, may be less than the amount owed under the mortgage loan. As to those mortgage loan assets that provide for recourse against the borrower and its assets generally, we cannot assure our stockholders that the recourse will provide a recovery in respect of a defaulted mortgage loan greater than the liquidation value of the mortgaged property securing that mortgage loan.
Interest rate fluctuations will affect the value of our mortgage assets, net income and common stock.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors, all of which are beyond our control. Interest rate fluctuations can adversely affect our income in many ways and present a variety of risks including the risk of variances in the yield curve, a mismatch between asset yields and borrowing rates, and changing prepayment rates.
Variances in the yield curve may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Short-term interest rates are ordinarily lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our assets may bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our mortgage loan assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.

Prepayment rates on our mortgage loans may adversely affect our yields.
The value of our mortgage loan assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, these prepayment rates cannot be predicted with certainty. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of these prepayments received during these periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.
Before making any investment, we will consider the expected yield of the investment and the factors that may influence the yield actually obtained on such investment. These considerations will affect our decision whether to originate or purchase such an investment and the price offered for such an investment. No assurances can be given that we can make an accurate assessment of the yield to be produced by an investment. Many factors beyond our control are likely to influence the yield on the investments, including competitive conditions in the local real estate market, local and general economic conditions and the quality of management of the underlying property. Our inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected, which may adversely affect the value of our stockholders’ investments.
Volatility of values of mortgaged properties may adversely affect our mortgage loans.
Real estate property values and net operating income derived from real estate properties are subject to volatility and may be affected adversely by a number of factors, including those relating to general economic conditions. In the event its net operating income decreases, a borrower may have difficulty paying our mortgage loan, which could result in losses to us. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our mortgage loans, which could also cause us to suffer losses.
Mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.
We may make and acquire mezzanine loans. Mezzanine loans are typically unsecured and generally involve a higher degree of risk than loans secured by income-producing real property. We may not recover some or all of our investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.
Any hedging strategies we utilize may not be successful in mitigating our risks.
We may enter into hedging transactions to manage risk of interest rate changes or price changes with respect to borrowings made or to be made to acquire or carry real estate assets. To the extent that we use derivative financial instruments in connection with these risks, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to our stockholders will be adversely affected.

U.S. Federal Income Tax Risks
Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2015, or our first year of material operations, and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the IRS and is not a guarantee that we will continue to qualify, as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of the OP or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders' overall return.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders' investment.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including the OP, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary would incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including the OP, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries.
A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules which are applicable to us as a REIT also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
If the OP failed to qualify as a partnership or is not otherwise disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.
We intend to maintain the status of the OP as a partnership or a disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the OP as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the OP could make to us. This also would result in our failing to qualify as a REIT, and becoming subject to a corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on our stockholders' investment. In addition, if any of the partnerships or limited liability companies through which the OP owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the OP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
Our investments in certain debt instruments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount ("OID"), or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, in the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, (3) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (4) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.
Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. This deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.
The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.
In general, in order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, the loan must be secured by real property. We may acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all of the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.
We may choose to make distributions in our own stock, in which case our stockholders may be required to pay income taxes in excess of the cash dividends they receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.
Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income.
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

Our stockholders may have tax liability on distributions that they elect to reinvest in common stock, but they would not receive the cash from such distributions to pay such tax liability.
If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20.0%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under our DRIP inadvertently causing a greater than 5% discount on the price of such stock purchased). Initially, the per share price for our common stock pursuant to our DRIP will be $23.75, which is 95.0% of the primary offering price of $25.00 (which includes the maximum selling commissions and dealer manager fee). After the NAV Pricing Date, the per share price for our common stock pursuant to our DRIP will be equal to the per share NAV on the date that the distribution is payable, which, for U.S. federal income tax purposes, is intended to reflect the fair market value per share and does not include selling commissions or the dealer manager fee. If the IRS were to take a position contrary to our position that the per share NAV reflects the fair market value per share, it is possible that we may be treated as offering our stock under our DRIP at a discount greater than 5% of its fair market value resulting in the payment of a preferential dividend.
There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, we can provide no assurance to this effect.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because our taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or we may terminate our REIT election if we determine that qualifying as a REIT is no longer in the best interests of our stockholders. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Also, our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders.
The share ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in shares of our stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors (prospectively or retroactively), for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of the outstanding shares of our capital stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our capital stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limits would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with such restrictions is no longer necessary in order for us to continue to qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (1) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (2) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI within the meaning of FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure our stockholders, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (1) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (2) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage our non-U.S. stockholders to consult an independent tax advisor to determine the tax consequences applicable to them.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (1) we are a “pension-held REIT,” (2) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock or (3) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
None.
Item 3. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not traded on a national securities exchange. No established public trading market currently exists for our shares and there may never be one. If our stockholders are able to find a buyer for their shares, they may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
In order for FINRA members and their associated persons to participate in the IPO and sale of shares of common stock pursuant to our IPO, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares.
Holders
As of March 15, 2015, we had 11,554 shares of common stock outstanding held by a total of three stockholders.
Distributions
For the period from April 23, 2014 (date of inception) to December 31, 2014, we will be taxed as a C corporation, because we did not meet the requirements to be taxed as a REIT. We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2015 or our first year of material operations. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code.
We, our board of directors and Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our related party Advisor may waive certain fees. The fees that are waived are not deferrals and accordingly, will not be paid by us. Because the Advisor may waive certain fees that we may owe, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to our stockholders.
We have not paid any distributions as of December 31, 2014. We intend to accrue and pay distributions on a regular basis. Distribution payments will be dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share-Based Compensation
Restricted Share Plan
We have an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of our Advisor and its affiliates, employees of entities that provide services to us, directors of our Advisor or of entities that provide services to us, certain consultants to us and our Advisor and its affiliates or to entities that provide services to us. The total number of common shares granted under the RSP may not exceed 5.0% of our outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares will be subject to the same restrictions as the underlying restricted shares. The fair value of the shares will be expensed over the vesting period of five years. The following table reflects restricted share award activity for the period from April 23, 2014 (date of inception) to December 31, 2014:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, April 23, 2014	—	$—
Granted	2,666	22.50
Unvested, December 31, 2014	2,666	$22.50
Recent Sale of Unregistered Equity Securities
On May 21, 2014, we sold 8,888 shares of common stock to the Special Limited Partner, an entity controlled by our Sponsor, under Rule 506 of Regulation D of the Securities Act, at a price of $22.50 per share for gross proceeds of $0.2 million. Additionally, our Advisor contributed $2,020 to the OP in exchange for 90 OP Units, which represent a nominal percentage of the aggregate OP ownership. The 90 OP Units issued to our Advisor may be exchanged for the cash value of a corresponding number of shares of our common stock or, at our option, a corresponding number of shares of our common stock. No sales commission or other consideration were paid in connection with such sales, which were consummated without registration under the Securities Act in reliance upon the exemption from registration in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.
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
As of December 31, 2014, we had 11,554 shares of common stock outstanding, including unvested restricted shares, and had received total proceeds from the IPO of $0.2 million.
The following table reflects the offering costs associated with the issuances of common stock:

Period from April 23, 2014 (date of inception) to
(In thousands)	December 31, 2014
Selling commissions and dealer manager fees	$—
Other offering costs	(2,433)
Total offering costs	$(2,433)
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. There were no such commissions or fees incurred from our Dealer Manager during the period from April 23, 2014 (date of inception) to December 31, 2014.
As of December 31, 2014, cumulative offering costs, excluding selling commissions and dealer manager fees, included $0.7 million from our Advisor and Dealer Manager for services related to our IPO. We are responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are our Advisor's responsibility. As of December 31, 2014, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $2.4 million, due to the on-going nature of the offering process and that costs were incurred before the IPO commenced.

After the escrow break, during our IPO, our Advisor will elect to cap cumulative offering costs from the IPO, including selling commissions and dealer manager fees, incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds received during the IPO. As of December 31, 2014, we had not received proceeds in excess of $2.0 million in connection with the sale of common stock in order to break escrow.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2014, we do not own any properties.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in our best interest. In order to provide stockholders with interim liquidity, our board of directors has adopted a Share Repurchase Program (the "SRP") that enables our stockholders to sell their shares back to us under limited circumstances. Our Sponsor, Advisor, directors and affiliates are prohibited from receiving a fee on any share repurchases. The SRP permits stockholders to sell their shares back to us, subject to the significant conditions and limitations described below.
Only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions are able to participate in the SRP. The repurchase of shares occurs on the last business day prior to the filing of each quarterly financial filing (and in all events on a date other than a dividend payment date). The number of shares repurchased in any given year may not exceed 5.0% of the weighted-average number of shares of common stock outstanding at the end of the previous calendar year.
Prior to the NAV Pricing Date, a stockholder must beneficially hold the shares for at least one year prior to offering them for sale to us through the SRP, although if a stockholder sells back all of its shares, our board of directors has the discretion to exempt shares purchased pursuant to the DRIP from this one-year requirement. In addition, upon the death or disability of a stockholder, upon request, we will waive the one-year holding requirement.
Prior to the NAV Pricing Date, the price per share for repurchases of shares of common stock is as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

•	the lower of $23.13 and 92.5% of the price paid to acquire the shares, for stockholders who had continuously held their shares for at least one year; and

•	the lower of $23.75 and 95.0% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least two years.
Prior to the NAV Pricing Date, shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to $25.00 per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).
Beginning with the NAV Pricing Date, the repurchase price for shares under the SRP will be based on Per Share NAV. Additionally, there will be no minimum holding period for shares of our common stock and stockholders will be able to submit their shares for repurchase at any time through the SRP. Subject to limited exceptions, stockholders whose shares of our common stock are repurchased within the first four months from the date of purchase will be subject to a short-term trading fee of 2.0% of the aggregate Per Share NAV of the shares of common stock repurchased.
Beginning with the NAV Pricing Date, shares repurchased in connection with the death or disability of a stockholder will be repurchased at the then-current Per Share NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).
Shares purchased under the SRP will have the status of authorized but unissued shares. As of December 31, 2014, no shares of common stock have been repurchased or requested to be repurchased.
The SRP will immediately terminate if our shares are listed on any national securities exchange. Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend, suspend or terminate the terms of the SRP.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2014 and for the period from April 23, 2014 (date of inception) to December 31, 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

Balance sheet data (In thousands)	December 31, 2014
Total assets	$62
Total liabilities	$2,450
Total stockholders' deficit	$(2,388)

Period from April 23, 2014 (date of inception) to
Operating data (In thousands, except share and per share data)	December 31, 2014
Total revenues	$—
Operating expenses	160
Operating loss	(160)
Total other expenses	—
Net loss	$(160)
Other data:
Cash flows used in operating activities	$(119)
Cash flows used in investing activities	$—
Cash flows provided by financing activities	$122
Per share data:
Basic and diluted weighted-average shares outstanding	7,905
Basic and diluted net loss per share	$(20.26)
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this report for a description of these risks and uncertainties.
Overview
American Realty Capital — Retail Centers of America II, Inc. (the "Company," "we," "our" or "us"), incorporated on April 23, 2014, is a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2015 or its first year of material operations. On September 25, 2014, we commenced our ongoing initial public offering (our "IPO") on a "reasonable best efforts" basis of up to $3.125 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-196594), as amended from time to time (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of our common stock. We reserve the right to reallocate shares in our IPO between the primary offering and the DRIP.
Until the NAV Pricing Date (as described below), the per share purchase price in our IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued pursuant to the DRIP will be initially equal to $23.75 per share, which is 95.0% of the per share offering price in our IPO. Commencing with the date (the "NAV Pricing Date") we first publish an estimated per share net asset value ("NAV"), which will be on or prior to the date that is 150 days following the second anniversary of the date that we break escrow in the IPO, the per share price for shares in our IPO and the DRIP will vary quarterly and will be equal to our NAV, as determined by our external affiliated advisor, American Realty Capital Retail II Advisors, LLC (the "Advisor"), divided by the number of shares of common stock outstanding as of the end of the business day immediately preceding the day on which we make our quarterly periodic filing, plus, in the case of our IPO, applicable commissions and fees ("Per Share NAV").

As of December 31, 2014, we had 11,554 shares of common stock outstanding, including unvested restricted shares, and had received total proceeds from our IPO of $0.2 million.
We were formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by us or by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2014, we had not acquired any real estate investments.
Substantially all of our business will be conducted through American Realty Capital Retail II Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP Units"). Additionally, the Advisor contributed $2,020 to the OP in exchange for 90 OP Units, which represent a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, holders of the OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including services related to locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of our IPO. The Advisor and the Dealer Manager are under common control with the parent of American Realty Capital IV, LLC (the "Sponsor"), as a result of which, they are related parties, and each of which will receive, as applicable, compensation, fees and expense reimbursements for services related to our IPO and for the investment and management of our assets. Such entities will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages. The Advisor will pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of real estate-related services.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service-related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds from the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of our IPO.
Revenue Recognition
Our revenues, which will be derived primarily from rental income, will include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the term of the lease. Since many leases will provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We will defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the terms of the existing leases will be considered to commence as of the acquisition date for the purposes of this calculation.

We may own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we will defer the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. Contingent rental income will be included in rental income on the accompanying consolidated statement of operations and comprehensive loss.
We will continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If the collectability of a receivable is in doubt, we will record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statement of operations and comprehensive loss.
Cost recoveries from tenants will be included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Real Estate Investments
Investments in real estate will be recorded at cost. Improvements and replacements will be capitalized when they extend the useful life of the asset. Costs of repairs and maintenance will be expensed as incurred.
We will evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs will be recorded as an expense in the consolidated statement of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs will generally be capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, we will allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests will be recorded at their estimated fair values.
The fair value of the tangible assets of an acquired property with an in-place operating lease will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases will be determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases will be recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed rate renewal options for below-market leases.
In allocating the fair value to assumed mortgages, amounts will be recorded to debt premiums or discounts based on the present value of the estimated cash flows, which will be calculated to account for either above or below-market interest rates.
In allocating non-controlling interests, amounts will be recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
In making estimates of fair values for purposes of allocating purchase price, we will utilize a number of sources, including real estate valuations, prepared by independent valuation firms. We will also consider information and other factors including: market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e.: location, size, demographics, value and comparative rental rates, tenant credit profile, store profitability and the importance of the location of the real estate to the operations of the tenant’s business.
We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statement of operations and comprehensive loss for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on our operations and financial results. Properties that are intended to be sold will be designated as "held for sale" on the consolidated balance sheet at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties will no longer be depreciated when they are classified as held for sale.
Depreciation and Amortization
We are required to make subjective assessments as to the useful lives of the components of our real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our real estate investments, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

Depreciation will be computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values will be amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values will be amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values will be amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values will be amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, will be amortized to expense over the remaining periods of the respective leases.
Assumed mortgage premiums or discounts will be amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, we will review the property for impairment. This review will be based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates will consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss will be the adjustment to fair value less estimated cost to dispose of the asset. These assessments can have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. We have adopted the provisions of this guidance effective January 1, 2014, and have applied the provisions prospectively. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
In June 2014, the FASB issued guidance updating the reporting requirements for development stage entities ("DSEs"). The updated guidance removes from GAAP the financial reporting distinction between DSEs and other reporting entities. Further, the guidance eliminates the requirements for DSEs to present inception-to-date information in the statements of operations, cash flows and stockholders' equity, label the financial statements as those of a DSE, disclose a description of the development stage activities in which the entity is engaged and disclose in the first year in which the entity is no longer a DSE that in prior years it had been in the development stage. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted under GAAP for any annual period or interim period for which financial statements have not been issued or made available. Changes within the revised guidance will be applied retrospectively upon adoption. We have adopted the provisions of this guidance effective December 31, 2014, and have applied the provisions retrospectively. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management's plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. There is no disclosure required unless there are conditions or events that have raised substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. We have elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact of the new guidance.
Results of Operations
 As of December 31, 2014, we had not commenced active operations. Because we have not acquired any properties or other assets as of December 31, 2014, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the retail real estate industry and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.
During the period from April 23, 2014 (date of inception) to December 31, 2014, we had incurred general and administrative expense of $0.2 million, which primarily included costs related to professional fees, insurance costs for directors and officers and board member compensation.
Cash Flows for the Period from April 23, 2014 (date of inception) to December 31, 2014
During the period from April 23, 2014 (date of inception) to December 31, 2014, net cash used in operating activities was $0.1 million. Cash flows from operating activities for the period from April 23, 2014 (date of inception) to December 31, 2014 included adjustments for share-based compensation of approximately $3,000 and an increase in prepaid expenses and other assets of $0.1 million. These adjustments were partially offset by an increase of $0.1 million in accounts payable and accrued expenses related to professional fees and board member compensation.
Net cash provided by financing activities of $0.1 million during the period from April 23, 2014 (date of inception) to December 31, 2014 consisted of advances from affiliates of $1.0 million to fund the payment of third-party offering costs and net proceeds from the issuance of common stock of $0.2 million. These cash inflows were partially offset by $1.1 million of payments related to offering costs.
Liquidity and Capital Resources
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

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds from our IPO, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of December 31, 2014, we did not have any debt outstanding.
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
Our board of directors has adopted our Share Repurchase Program (the "SRP"), which enables stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using the proceeds secured from the DRIP in any given quarter.
As of December 31, 2014, no shares of common stock have been repurchased or requested to be repurchased under the SRP.
Acquisitions
Our Advisor, with the assistance of Lincoln, will evaluate potential acquisitions of real estate and real estate-related assets and will engage in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions. As of December 31, 2014, we do not own any properties.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation will comply with NAREIT's policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may not be fully informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book, value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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
There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation, but have a limited and defined acquisition period. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association ("IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to purchase a significant amount of new assets. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
Our MFFO calculation will comply with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income during the period in which the asset is acquired. These expenses are paid in cash by us, and therefore such funds will not be available to invest in other assets, pay operating expenses or fund distributions. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from the disposition of assets as items which are unrealized and may not ultimately be realized, or which are otherwise not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. While we are responsible for managing interest rate, hedge and foreign exchange risk, we will retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors.
We believe that our use of MFFO and the adjustments used to calculate it will allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, which have defined acquisition periods and targeted exit strategies, and allow us to evaluate our performance against other non-listed REITs. For example, acquisition costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an ongoing offering such as our IPO where the price of a share of common stock is a stated value and there is no NAV determination during the offering phase, except to the extent we commence calculating NAV prior to the closing of our IPO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
We did not have FFO or MFFO for the period from April 23, 2014 (date of inception) to December 31, 2014, as we had not purchased our first property or commenced active operations as of December 31, 2014.
Distributions
We have not paid any distributions as of December 31, 2014. We intend to accrue and pay distributions on a regular basis.

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
Dilution
Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common stock and OP Units outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2014, our net tangible book value per share was not meaningful because we had issued no shares to third party investors nor have we purchased any properties. The offering price of shares under the primary portion of our IPO (excluding purchase price discounts for certain categories of purchasers) at December 31, 2014 was $25.00.
Our offering price was not established on an independent basis and was not based on the actual or projected net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount a stockholder of ours would receive per share if we were to liquidate at this time.
Election as a REIT
For the period from April 23, 2014 (date of inception) to December 31, 2014, we will be taxed as a C corporation, because we did not meet the requirements to be taxed as a REIT. We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2015 or our first year of material operations. We believe that, commencing with such taxable year, we will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, as well as federal income and excise taxes on our undistributed income.
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
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with items such as acquisition and financing activities, sales and maintenance of common stock under our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 5 — Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As of December 31, 2014, we have not yet commenced active operations. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of December 31, 2014, we do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and we do not expect to be exposed to foreign currency fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report of Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Internal Control Over Financial Reporting
Management's Annual Reporting on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
The rules of the SEC do not require, and this Annual Report does not include, a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers of the General Partner
The following table presents certain information as of the date of this Annual Report concerning each of our directors and executive officers serving in such capacity:

Name	Age	Position
William M. Kahane	66	Chief Executive Officer, President and Director
Kase Abusharkh	33	Chief Investment Officer
Patrick Goulding	51	Chief Financial Officer, Treasurer and Secretary
B.J. Penn	76	Independent Director
Herbert Vederman	69	Independent Director
William M. Kahane was appointed as a director and as the chairman of the board of directors of the Company in December 2014 and has served as chief executive officer of the Company and the Advisor since November 2014. Mr. Kahane has served as the president of the Company and the Advisor from October 2014. Mr. Kahane served as chief operating officer and secretary of the Company and the Advisor from October 2014 to December 2014. Mr. Kahane has served as the chief executive officer and president of American Realty Capital Daily Net Asset Value Trust, Inc. (“ARC DNAV”), the ARC DNAV advisor and the ARC DNAV property manager since November 2014 and was appointed as a director and as chairman of the board of directors of ARC DNAV in December 2014. Mr. Kahane also previously served as a director of ARC DNAV from September 2010 until March 2012 and as chief operating officer and secretary of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager from November 2014 until December 2014. Mr. Kahane has served as an executive officer of American Realty Capital Trust V, Inc . (“ARCT V”), the ARCT V advisor and the ARCT V property manager since November 2014 and in December 2014 was appointed as chief executive officer. Mr. Kahane was appointed as a director and as chairman of the board of directors of ARCT V in February 2015. Mr. Kahane has served as chief executive officer of AR Capital Acquisition Corp. since August 2014. Mr. Kahane has served as a director of American Realty Capital New York City REIT, Inc. (“ARC NYCR”) since its formation in December 2013 and was appointed as executive chairman in December 2014. Mr. Kahane served as chief operating officer, treasurer and secretary of American Realty Capital Global Trust, Inc. (“ARC Global”), the ARC Global advisor and the ARC Global property manager from October 2014 until February 2015 and was appointed executive chairman of the board of directors of ARC Global in February 2015. In March 2015, Mr. Kahane resigned as executive chairman of ARC Global but remained a member of its board of directors. Mr. Kahane was appointed as a director and executive chairman of the board of directors of American Realty Capital Global Trust II, Inc. (“ARC Global II”) in December 2014 and previously served as the chief operating officer, treasurer and secretary of ARC Global II, the ARC Global II advisor and the ARC Global II property manager from October 2014 until December 2014. Mr. Kahane has served as a director of Realty Finance Trust, Inc. since November 2014 and was appointed as chairman in December 2014. Mr. Kahane has served as a director of American Realty Capital - Retail Centers of America, Inc. (“ARC RCA”) since its formation in July 2010 and also served as an executive officer of ARC RCA and the ARC RCA advisor from their respective formations in July 2010 and May 2010 until March 2012, and from November 2014 to December 2014, Mr. Kahane served as chief operating officer and secretary of ARC RCA and the ARC RCA advisor. Mr. Kahane has served as the president of ARC RCA and the ARC RCA advisor since November 2014 and was appointed as the chairman of the board of directors of ARC RCA and the chief executive officer of ARC RCA and the ARC RCA advisor in December 2014. Mr. Kahane was appointed a director of American Realty Capital Hospitality Trust, Inc. (“ARC HOST”) in January 2014 and as executive chairman of the board in December 2014. Mr. Kahane also served as the ARC HOST chief executive officer and president from August 2013 to November 2014. Mr. Kahane was appointed as a director and executive chairman of the board of directors of American Realty Capital Healthcare Trust III, Inc. (“ARC HT III”) in December 2014. Mr. Kahane has also served as a director of New York REIT, Inc. (“NYRT”) since its formation in October 2009 and was appointed as executive chairman in December 2014. Mr. Kahane also previously served as president and treasurer of NYRT from its formation in October 2009 until March 2012.

Mr. Kahane served as a director of American Realty Capital Healthcare Trust, Inc. (“ARC HT”) from its formation in August 2010 until January 2015 when ARC HT closed its merger with Ventas, Inc. Mr. Kahane previously served as an executive officer of ARC HT, the ARC HT advisor and the ARC HT property manager from their respective formations in August 2010 until March 2012. Mr. Kahane has served as a director of American Realty Capital Healthcare Trust II, Inc. (“ARC HT II”) since March 2013 and served as executive chairman from December 2014 until February 2015. Mr. Kahane served as an executive officer of American Realty Capital Trust, Inc. (“ARCT”), the ARCT advisor and the ARCT property manager from their formation in August 2007 until the close of ARCT’s merger with Realty Income Corporation in January 2013. He also served as a director of ARCT from August 2007 until January 2013. Mr. Kahane served as an executive officer of American Realty Capital Trust III (“ARCT III”), the ARCT III advisor, and the ARCT III property manager from their formation in October 2010 until April 2012. Mr. Kahane served as a director of Phillips Edison Grocery Center REIT II, Inc. (“PECO II”) from August 2013 until January 2015. Mr. Kahane also has been the interested director of Business Development Corporation of America (“BDCA”) since its formation in May 2010 and Business Development Corporation of America II (“BDCA II”) since April 2014. Until March 2012, Mr. Kahane was also chief operating officer of BDCA. Mr. Kahane served as a director of RCS Capital Corporation (“RCAP”) from February 2013 until December 2014, and served as chief executive officer of RCAP from February 2013 until September 2014. Mr. Kahane served as a director of Cole Real Estate Income Strategy (Daily NAV), Inc. from February 2014 until December 2014, and served as a director of Cole Credit Property Trust, Inc. from May 2014 until February 2014. Mr. Kahane served as a director of ARCP from February 2013 to June 2014. He also served as a director and executive officer of ARCP from December 2010 until March 2012. Additionally, Mr. Kahane served as an executive officer of ARCP’s former manager from November 2010 until March 2012.
Mr. Kahane has served as a member of the investment committee of Aetos Capital Asia Advisors, a $3 billion series of opportunistic funds focusing on assets primarily in Japan and China, since 2008. Mr. Kahane began his career as a real estate lawyer practicing in the public and private sectors from 1974 to 1979 where he worked on the development of hotel properties in Hawaii and California. From 1981 to 1992, Mr. Kahane worked at Morgan Stanley & Co. (“Morgan Stanley”), specializing in real estate, including the lodging sector becoming a managing director in 1989. In 1992, Mr. Kahane left Morgan Stanley to establish a real estate advisory and asset sales business known as Milestone Partners which continues to operate and of which Mr. Kahane is currently the chairman. Mr. Kahane worked very closely with Mr. Schorsch while a trustee at American Financial Realty Trust (“AFRT”), from April 2003 to August 2006, during which time Mr. Kahane served as chairman of the finance committee of AFRT’s board of trustees. Mr. Kahane served as a managing director of GF Capital Management & Advisors LLC (“GF Capital”), a New York-based merchant banking firm, where he directed the firm’s real estate investments, from 2001 to 2003. GF Capital offers comprehensive wealth management services through its subsidiary TAG Associates LLC, a leading multi-client family office and portfolio management services company with approximately $5 billion of assets under management. Mr. Kahane also was on the board of directors of Catellus Development Corp., a NYSE growth-oriented real estate development company, where he served as chairman.
Mr. Kahane received a B.A. from Occidental College, a J.D. from the University of California, Los Angeles Law School and an MBA from Stanford University’s Graduate School of Business. We believe that Mr. Kahane’s prior experience as a director and executive officer of the companies described above and his significant investment banking experience in real estate make him well qualified to serve as a member of our board of directors.
Kase Abusharkh was appointed as chief investment officer of the Company in November 2014 and as chief investment officer of the Advisor in August 2014. Mr. Abusharkh has served as chief investment officer of ARC RCA since December 2014 and as chief investment officer of the ARC RCA advisor since August 2014. Mr. Abusharkh has also served as president of Sperry Van Ness The Kase Group, known as The Kase Group, a real estate firm that Mr. Abusharkh helped form in June of 2006. Mr. Abusharkh has 13 years of experience in commercial real estate finance, acquisition, disposition and development, with a specialized focus on retail properties. Mr. Abusharkh has facilitated over $2 billion in commercial real estate transactions in his career and was the number one net leased broker within the Sperry Van Ness organization every year from 2006 to 2013. Mr. Abusharkh is also a developer and principal in a number of developments and repositions in Walnut Creek, California, San Francisco, California, Sonoma County, California, Monterey County, California, Alameda County, California, and Charlotte, North Carolina. Mr. Abusharkh received his Bachelor’s Degree in economics and business administration from St. Mary’s College of California.
Patrick J. Goulding was appointed as the chief financial officer, treasurer and secretary of the Company in December 2014. Mr. Goulding has served as the chief financial officer of ARC Global II, the ARC Global II advisor and the ARC Global II property manager since July 2014. Mr. Goulding has also served as the chief financial officer of ARC Global, the ARC Global advisor and the ARC Global property manager since July 2014. Mr. Goulding has served as chief financial officer of ARC RCA since December 2014. Mr. Goulding served as managing director at Morgan Stanley from January 2010 to June 2014 where he was global head of portfolio management for its opportunistic real estate platform. From January 2007 to April 2009, Mr. Goulding served as managing director at Strategic Value Partners, a global alternative investment firm. Mr. Goulding has more than 25 years of experience in real estate finance accounting and operations and is a fellow of the institute of chartered accountants in Ireland. Mr. Goulding graduated from the Waterford Institute of Technology in Waterford, Ireland.

Buddie J. Penn was appointed as an independent director of the Company in August 2014. Mr. Penn has also served as an independent director of ARC HT III since August 2014 and has served as an independent director of American Realty Capital New York City REIT II, Inc. ("ARC NYCR II") since February 2015. Mr. Penn has served as president of Penn Construction Group, Inc., a company that provides consulting services in the areas of program infrastructure and management, since January 2010, and has served as president and chief executive officer of Genesis IV, LLC, a company that provides consulting services in the areas of engineering, design and construction, since October 2009. Mr. Penn served as Assistant Secretary (Installations and Environment) of the United States Navy from April 2005 to September 2009, and also served as Acting Secretary of the Navy from March to May 2009. As Assistant Secretary (Installations and Environment) of the Navy, Mr. Penn was responsible for managing Navy and Marine Corps real property, housing and other facilities totaling 72,500 buildings and 4,484,000 acres with a plant replacement value of $215 billion. Prior to becoming the Assistant Secretary (Installations and Environment) of the Navy, Mr. Penn was the Director of Industrial Base Assessments for the Navy from October 2001 to March 2005. Mr. Penn earned a Masters of Science from the George Washington University and a Bachelor of Science from Purdue University. We believe that Mr. Penn’s experience in various leadership positions in the Navy and his experience managing thousands of buildings and millions of acres of real estate make him well qualified to serve as a member of our board of directors.
Herbert Vederman was appointed as an independent director of the Company in March 2015. Mr. Vederman has also served as an independent director of ARCT V since March 2015. Mr. Vederman most recently served as senior consultant in the government and public affairs group of law firm Stradley Ronon Stevens & Young, LLP, from September 2004 until June 2014. Previously he served as a director of the Pennsylvania Economic Development Finance Authority from June 2004 to September 2012 and as a director of the Philadelphia Regional Port Authority from April 2004 to September 2011. Mr. Vederman also served as deputy mayor for economic development for the city of Philadelphia, Pennsylvania from January 1992 through January 2000. Mr. Vederman has served as a director of Rodman Properties, Inc., a developer, manager and owner of multi-family units throughout the United States, since March 1991. Mr. Vederman has also assisted in directing investment activities at his family’s investment office, which has made early stage investments in retail companies such as David’s Bridal Inc. and Five Below, Inc., since March 1991. Mr. Vederman served in various capacities, including as executive vice president and as a member of the executive board of directors, of Charming Shoppes, Inc. and its brand Fashion Bug from June 1968 through March 1988. Mr. Vederman served as adjunct professor of government and political science at Drexel University from April 2005 through June 2005 and from August 2004 through December 2004. Mr. Vederman also served as a trustee of the Drexel University College of Medicine from June 2003 to August 2011 and as a trustee of American University from September 1988 to May 1999. Mr. Vederman holds a Bachelor of Arts Degree from Long Island University. We believe that Mr. Vederman’s over 20 years of experience in the real estate industry and in the retail industry makes him well qualified to serve on our Board of Directors.
Code of Business Conduct and Ethics
The board of directors adopted a Code of Ethics effective as of August 15, 2014 (the “Code of Ethics”), which is applicable to the directors, officers and employees of the Company and its subsidiaries and affiliates. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations.
You may obtain a copy of the Code of Ethics by writing to our secretary at: American Realty Capital - Retail Centers of America II, Inc., 405 Park Avenue, 14th Floor, New York, New York 10022, Attention: Patrick J. Goulding. A waiver of the Code of Ethics may be made only by the board of directors or the appropriate committee of the board of directors and will be promptly disclosed to the extent required by law.
Audit Committee
The board of directors established an audit committee in September 2014. The charter of audit committee is available to any stockholder who requests it c/o American Realty Capital - Retail Centers of America II, Inc., 405 Park Avenue, 14th Floor, New York, NY 10022. Our audit committee consists of Messrs. Penn and Vederman, each of whom is “independent” within the meaning of the applicable (i) provisions set forth in the Company’s charter and (ii) requirements set forth in the Exchange Act and the applicable SEC rules. Currently none of the members of our audit committee qualifies as an audit committee financial expert. We expect to appoint a third independent director who we expect to qualify and be appointed as our audit committee financial expert prior to the time that we commence operations.
The audit committee, in performing its duties, monitors:

•	our financial reporting process;

•	the integrity of our financial statements;

•	compliance with legal and regulatory requirements;

•	the independence and qualifications of our independent and internal auditors, as applicable; and

•	the performance of our independent and internal auditors, as applicable.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
We currently have no direct employees. Our Advisor performs our day-to-day management functions. Our current executive officers, William M. Kahane, Patrick J. Goulding and Kase Abusharkh, are all employees of the Advisor and do not receive any compensation directly from the Company for the performance of their duties as executive officers of the Company. Additionally, Nicholas S. Schorsch, Peter M. Budko, Edward M. Weil, Jr. and Nicholas Radesca, each of whom served as executive officers during the period from April 23, 2014 (date of inception) to December 31, 2014, were also employees of the Advisor and did not receive any compensation directly from the Company for the performance of their duties as executive officers of the Company. We neither compensate our executive officers nor reimburse our Advisor for any compensation paid to individuals who also serve as our executive officers. As a result, we do not have, and our Board has not considered, a compensation policy or program for our executive officers and has not included in this Annual Report a “Compensation Discussion and Analysis,” a report from our compensation committee with respect to executive compensation, a non-binding stockholder advisory vote on compensation of executives or a non-binding stockholder advisory vote on the frequency of the stockholder vote on executive compensation. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a discussion of fees and expenses payable to the Advisor and its affiliates.
Compensation of Directors
The following table sets forth information regarding compensation of our directors during the period from April 23, 2014 (date of inception) to December 31, 2014:

Name	Fees Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
William M. Kahane (1)	$—	$—	$—	$—	$—	$—	$—
B.J. Penn (2)	$6,375	$30,000	$—	$—	$—	$—	$36,375
Herbert Verderman (3)	$—	$—	$—	$—	$—	$—	$—
Robert J. Cassato (4)	$6,375	$30,000	$—	$—	$—	$—	$36,375
Nicholas S. Schorsch (5)	$—	$—	$—	$—	$—	$—	$—
_____________________

(1)	Mr. Kahane, the chief executive officer and the chairman of the board of the Company, received no compensation for serving as a director.

(2)	Mr. Penn earned fees in the amount of $17,125 for services as a director during the period from April 23, 2014 (date of inception) to December 31, 2014.

(3)
Mr. Vederman was appointed to the board of directors in March 2015. As a result, he did not earn any fees for services as a director during the period from April 23, 2014 (date of inception) to December 31, 2014.

(4)
Mr. Cassato earned fees in the amount of $17,125 for services as a director during the period from April 23, 2014 (date of inception) to December 31, 2014. Mr. Cassato resigned as a director on March 9, 2015.

(5)	Mr. Schorsch, previously the chairman of the board of the Company, received no compensation for serving as a director. Mr. Schorsch resigned on December 29, 2014.

We pay to each of our independent directors the fees described in the table below. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director also is our employee or an employee of our Advisor or any of their affiliates, we do not pay compensation for services rendered as a director.

Name	Fees Earned or Paid in Cash	Restricted Shares
Independent Directors (1)
$30,000 yearly retainer; $2,000 for all meetings personally attended by the directors and $1,500 for each meeting attended via telephone; $750 per transaction reviewed and voted upon electronically up to a maximum of $2,250 for three or more transactions reviewed and voted upon per meeting(2)

Pursuant to our restricted share plan adopted in September 2014, each independent director receives an automatic grant of 1,333 restricted shares on the date of each annual stockholders’ meeting. Each independent director was also granted 1,333 restricted shares of common stock on the date of initial election to the board. The restricted shares vest over a five year period following the grant date in increments of 20% per annum.

_____________________

(1)	An independent director who is also an audit committee chairperson will receive an additional $500 for personal attendance of all audit committee meetings.

(2)
If there is a board meeting and one or more committee meetings in one day, the director’s fees may not exceed $2,500 ($3,000 for the chairperson of the audit committee if there is a meeting of such committee).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Share-Based Compensation
Restricted Share Plan
In September 2014, the board of directors adopted an employee and director incentive restricted share plan ("RSP") to:

•	furnish incentives to individuals chosen to receive restricted shares because they are considered capable of improving our operations and increasing profits:

•	encourage selected persons to accept or continue employment with our advisor and its affiliates; and

•	increase the interest of our employees, officers and directors in our welfare through their participation in the growth in the value of our shares of common stock.
The total number of shares of common stock that may be issued under the RSP will not exceed 5.0% of our outstanding shares on a fully diluted basis at any time, and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to shares of common stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in shares of common stock will be subject to the same restrictions as the underlying restricted shares. There were 2,666 unvested shares outstanding under the RSP at December 31, 2014.
Compensation Committee Report
The Company does not have a standing compensation committee. The board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report.
William M. Kahane
B.J. Penn
Herbert Vederman

Compensation Committee Interlocks and Insider Participation
The Company does not have a standing compensation committee and we do not separately compensate our executive officers. Executive compensation is determined by the audit committee. During 2014, none of our executive officers served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving on our board of directors.
As of March 15, 2015, the following table sets forth the beneficial ownership of our Common Units that are owned by:

•
each person known by the Company to be the beneficial owner of more than 5.0% of its outstanding shares of Common Stock based solely upon the amounts and percentages contained in the public filings of such persons;

•	Nicholas S. Schorsch, the Company’s former chief executive officer, and Nicholas Radesca, the Company’s former chief financial officer and treasurer, each as a named executive officer;

•	each of the Company’s current executive officers and current directors; and

•	all of the Company’s current executive officers and current directors as a group.

Beneficial Owner (1)	Number of Shares Beneficially Owned		Percent of Class
American Realty Capital Retail II Special Limited Partnership, LLC (2)	8,888		77.0%
Nicholas S. Schorsch (2) (3)	—		—%
Nicholas Radesca (4)	—		—%
William M. Kahane (2)	—		—%
Kase Abusharkh	—		—%
Patrick Goulding	—		—%
B.J. Penn	1,333	(5)	11.5%
Herbert Vederman	1,333	(6)	11.5%
All current directors and current executive officers as a group	11,554	(7)	100.0%
_______________________________________

(1)	The business address of each individual or entity listed in the table is 405 Park Avenue, New York, New York 10022.

(2)
American Realty Capital Retail II Special Limited Partnership, LLC is controlled by our Sponsor, American Realty Capital IV, LLC, which is directly or indirectly controlled by Nicholas S. Schorsch and William M. Kahane.

(3)	Mr. Schorsch served as the Company’s chief executive officer until November 20, 2014.

(4)	Mr. Radesca served as the Company’s chief financial officer and treasurer until December 29, 2014.

(5)	Includes 1,333 unvested restricted shares held by Mr. Penn which vest annually over a five-year period in equal installments beginning on the first anniversary of the date of grant.

(6)	Includes 1,333 unvested restricted shares held by Mr. Vederman which vest annually over a five-year period in equal installments beginning on the first anniversary of the date of grant.

(7)	Includes 8,888 shares held by American Realty Capital Retail II Special Limited Partnership, LLC. See footnote 2.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Fees Paid in Connection with the IPO
The Dealer Manager will receive fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager will receive a selling commission of up to 7.0% of the gross proceeds from the sale of shares before reallowance of the selling commissions to participating broker-dealers. In addition, the Dealer Manager will receive up to 3.0% of the gross proceeds from the sale of shares as a dealer manager fee. The Dealer Manager may reallow its dealer manager fee to such participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). No such fees have been incurred from the Dealer Manager during the period from April 23, 2014 (date of inception) to December 31, 2014.

The Advisor and its affiliates may receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheet as of December 31, 2014. During the period from April 23, 2014 (date of inception) to December 31, 2014, the Company incurred $0.7 million of offering costs and reimbursements from the Advisor and Dealer Manager, of which $0.7 million is unpaid and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of December 31, 2014.
The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of December 31, 2014, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $2.4 million, due to the on-going nature of the offering process and that costs were incurred before the IPO commenced.
After the escrow break, the Advisor has elected to cap cumulative offering costs from the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds received during the IPO. As of December 31, 2014, the Company had not received proceeds in excess of $2.0 million in connection with the sale of common stock in order to break escrow.
Nicholas S. Schorsch, the Company’s former chief executive officer and chairman of the board of directors, and William M. Kahane, the Company’s chief executive officer, president and chairman of the board of directors, together indirectly own a majority of the voting interests of the public parent company that owns the Dealer Manager. William M. Kahane also serves as the chief executive officer and president of the Advisor. Edward M. Weil, Jr., the Company’s former president, chief operating officer, treasurer and secretary, serves as chairman of the Dealer Manager. The public parent company of the Dealer Manager is under common control with the Parent of our Sponsor and the Advisor is owned indirectly by the Parent of our Sponsor. The Parent of our Sponsor is controlled by Mr. Schorsch and Mr. Kahane, and Mr. Weil owns a non-controlling interest in the Parent of our Sponsor.
Fees Paid in Connection With the Operations of the Company
The Advisor will receive an acquisition fee of 1.5% of the contract purchase price of each property acquired and 1.5% of the amount advanced for a loan or other investment. The Advisor will also be reimbursed for any services provided for which it incurs investment-related expenses, or insourced expenses. Such insourced expenses will be fixed initially at, and may not exceed, 0.5% of the contract purchase price of each property acquired or 0.5% of the amount advanced for each loan or other investment. Additionally, the Company pays third-party acquisition expenses. The Company may also reimburse the Advisor for legal expenses it incurs in connection with the selection, evaluation and acquisition of assets, in an amount not to exceed 0.1% of the contract purchase price of each property acquired or 0.1% of the amount advanced for each loan or other investment. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments or reinvestments exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the end of the acquisition phase or 4.5% of the amount advanced for all loans or other investments. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees (as described below) may not exceed 2.0% of the contract purchase price for all the assets acquired. No acquisition fees or reimbursements were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing or assumed debt, subject to certain limitations. No financing coordination fees were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.
In connection with the Advisor's asset management subordinated deferred participation, the Company will cause the OP to issue (subject to periodic approval by the board of directors) restricted Class B units in the OP ("Class B Units") to the Advisor, which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"), or (b) any one of the following events occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing of our common stock on a national securities exchange; or (3) a transaction to which the Company or the OP is a party, as a result of which OP Units or the Company’s common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; provided that, with respect to clauses (a) and (b) above, the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described therein (the "performance condition"). Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause.

The Class B Units are issued in an amount equal to: (i) the cost of the Company's assets (until the NAV Pricing Date, then the lower of the cost of assets and the fair value of the Company's assets) multiplied by 0.1875%; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus selling commissions and dealer manager fees) and, beginning with the NAV Pricing Date, to Per Share NAV. When and if approved by the board of directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of December 31, 2014, the Company cannot determine the probability of achieving the performance condition. As of December 31, 2014, no Class B Units had been issued to the Advisor in connection with this arrangement.
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
In connection with property management and leasing services, unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of 2.0% of gross revenues from the Company's stand-alone single-tenant net leased properties that are not part of a shopping center and 4.0% of gross revenues from all other types of properties, respectively. The Company will also reimburse the Advisor for property-level expenses. No property management fees were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.
In connection with any construction, renovation or tenant finish-out on any property, the Company will pay the Advisor 6.0% of the hard costs of the construction, renovation and/or tenant finish-out, as applicable. No such costs were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.
The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, impairments, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management subordinated deferred participation; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. The Company will not reimburse the Advisor for salaries and benefits to its executive officers. No reimbursement was incurred from the Advisor for providing services during the period from April 23, 2014 (date of inception) to December 31, 2014.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company may pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.
The Company will pay the Advisor a brokerage commission on the sale of property of 2.0% of the contract sale price of the property, but not to exceed 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.
If the Company is not simultaneously listed on an exchange, the Company intends to pay the Special Limited Partner a subordinated participation, payable in the form of a non-interest bearing promissory note, in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sales proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% return, but the Special Limited Partner will not be entitled to the subordinated participation in net sales proceeds unless the Company's investors have received a return of their capital plus a return equal to a 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. No such fees were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.

If the common stock of the Company is listed on a national securities exchange, the Company expects to pay the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% return, but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a return of their capital plus a return equal to a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such fees were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
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
Affiliated Transactions Best Practices Policy
Our board of directors has adopted best practices guidelines on affiliated transactions that prevent us, with certain exceptions, from entering into co-investments or any other business transaction with any other entity affiliated with our Sponsor. The exceptions under the guidelines do, however, allow us to enter into (i) transactions specifically contemplated by our IPO prospectus, (ii) roll-up transactions that comply with the requirements set forth in our charter (provided that the roll-up transaction is not with programs sold through broker-dealers and sponsored by the Parent of our Sponsor), and (iii) funding transactions, including loans, with our Advisor or another entity affiliated with our Sponsor. Except when in connection with permitted roll-up transactions, we may not purchase any asset from, or sell any asset to, any entity affiliated with our Sponsor.
Receipt of Fees and Other Compensation by Our Sponsor and its Affiliates
Our Sponsor and its affiliates receive fees from us, which could be substantial and have not been negotiated at arm’s-length. These fees could influence our Advisor’s advice to us as well as the judgment of affiliates of our Sponsor, some of whom also serve as our executive officers and directors and the key real estate professionals of our Sponsor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory agreement and the dealer manager agreement;

•
public offerings of equity by us, which entitle our Dealer Manager to dealer manager fees and will likely entitle the advisor to increased acquisition fees and potentially increase the asset management subordinated participation interest assuming the triggers are satisfied;

•
sales of properties and other investments to third parties, which entitle our Advisor and the Special Limited Partner, respectively, to disposition fees and a possible subordinated participation in net sales proceeds;

•	acquisitions of properties and other investments and loan originations to third parties, which entitle our Advisor to acquisition fees and asset management subordinated participation interests;

•
acquisitions of properties and other investments that in some cases may originate from other programs sponsored directly or indirectly by the Parent of our Sponsor, which may entitle affiliates of our Sponsor to disposition fees and possible subordinated incentive fees and distributions in connection with their services for the seller;

•
borrowings to acquire properties and other investments and to originate loans, which borrowings will generate financing coordination fees and increase the acquisition fees and asset management subordinated participation interests payable to our Advisor assuming the triggers are satisfied;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle the Special Limited Partner to a subordinated incentive distribution; and

•	whether and when we seek to sell the company or its assets, which sale could entitle the Special Limited Partner to a subordinated participation in net sales proceeds.
The fees our Advisor and its affiliates receive in connection with transactions involving the acquisition of assets are based initially on the cost of the investment, including costs related to loan originations, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions, and our Advisor may have an incentive to cause us to incur a high level of leverage. In addition, because the fees are based on the cost of the investment, it may create an incentive for our Advisor to recommend that we purchase assets with more debt and at higher prices.

From time to time, subject to the approval of a majority of our independent directors, we may engage one or more entities under common control with the Parent of our Sponsor or our Advisor to provide services not provided under existing agreements described in our IPO prospectus. Such engagements will be at terms no less favorable to us than could be obtained from an unaffiliated third party for comparable services, and may result in the payment of fees or reimbursement of expenses by us to such entities not described in this Annual Report on Form 10-K. Services provided by such entities to prior programs of the Parent of our Sponsor have included strategic advisory services from the investment banking division of our Dealer Manager related to certain portfolio acquisitions and liquidity events, and included payment of a transaction fee based upon a certain percentage of the value of such transaction upon the consummation of the respective transaction.
Director Independence
Under our organizational documents, we must have at least three but not more than ten directors. The board of directors has currently set the number of directors at three. A majority of these directors must be “independent” except for a period of up to 60 days after the death, resignation or removal of an independent director. An “independent director” is defined under the charter as one who is not associated and has not been associated within the last two years, directly or indirectly, with our Sponsor or Advisor because he or she: (a) owns an interest in our Sponsor, Advisor or any of their affiliates; (b) is employed by our Sponsor, Advisor or any of their affiliates; (c) is an officer or director of the Sponsor, Advisor or any of their affiliates; (d) performs services, other than as a director, for us; (e) is a director for more than three REITs organized by our Sponsor or advised by our Advisor; or (f) has any material business or professional relationship with our Sponsor, Advisor or any of their affiliates. A business or professional relationship is considered material per se if the gross revenue derived by the director from our Sponsor, our Advisor and their affiliates exceeds 5% of the director’s (i) annual gross revenue, derived from all sources, during either of the last two years, or (ii) net worth, on a fair market value basis. An indirect relationship includes circumstances in which a director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law, or brothers- or sisters-in-law, is or has been associated with our Sponsor, Advisor, any of their affiliates or us.
The board of directors has considered the independence of each director and nominee for election as a director in accordance with the elements of independence set forth above and in the listing standards of the NASDAQ Stock Market (“NASDAQ”) even though our shares are not listed on NASDAQ. Based upon information solicited from each nominee, the board of directors has affirmatively determined that Messrs. Penn and Vederman have no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) other than as a director of the Company and are “independent” within the meaning of the NASDAQ’s director independence standards and audit committee independence standards, as currently in effect. Our board of directors has determined that each of the three independent directors satisfy the elements of independence set forth above and in listing standards of the NASDAQ. There are no familial relationships between any of our directors and executive officers.
Item 14. Principal Accounting Fees and Services.
Independent Registered Accounting Firm
We have selected and appointed KPMG, LLP (“KPMG”) as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended 2014. KPMG has audited our consolidated financial statements for the most recent fiscal year ended December 31, 2014. KPMG was selected and appointed as our independent registered public accounting firm on February 2, 2015.
For the period from April 23, 2014 (date of inception) to January 22, 2015, Grant Thornton LLP (“Grant Thornton”) had served as our independent registered public accounting firm.
For the fiscal year ended December 31, 2014, fees paid or payable to KPMG and Grant Thornton for services performed in connection with the audit of the December 31, 2014 financial statements, the audit of the June 2, 2014 financial statements, issuance of consents and 2014 interim reviews are as follows:

Period from April 23, 2014 (date of inception) to December 31, 2014
Audit fees	$198,543
Audit-related	—
Tax fees	—
All other fees	—
Total	$198,543

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
(b)    Exhibits

EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
1.1 (3)	Dealer Manager Agreement among American Realty Capital - Retail Centers of America II, Inc., American Realty Capital Retail II Advisors, LLC and Realty Capital Securities, LLC
1.2 (2)	Form of Soliciting Dealers Agreement between Realty Capital Securities, LLC and the Soliciting Dealers
3.1 (3)	Articles of Amendment and Restatement of the Company
3.2 (1)	Bylaws of the Company
4.1 (3)	Agreement of Limited Partnership of American Realty Capital Retail II Operating Partnership, L.P., between the Company and American Realty Capital Retail II Advisors, LLC
10.1 (3)	Escrow Agreement among American Realty Capital - Retail Centers of America II, Inc., UMB Bank, N.A., and Realty Capital Securities, LLC
10.2 (3)	Property Management Agreement between American Realty Capital Retail II Advisors, LLC and American Realty Capital - Retail Centers of America II, Inc.
10.3 (3)	Leasing Agreement between American Realty Capital - Retail Centers of America II, Inc. and American Realty Capital Retail II Advisors, LLC
10.4 (3)	Advisory Agreement among American Realty Capital - Retail Centers of America II, Inc., American Realty Capital Retail II Operating Partnership, L.P. and American Realty Capital Retail II Advisors, LLC
10.5 (1)	Employee and Director Incentive Restricted Share Plan of the Company
10.6 *
Indemnification Agreement, dated December 31, 2014, between American Realty Capital - Retail Centers of America II, Inc. and each of its directors and officers, and certain former directors and officers

10.7 *	Indemnification Agreement, dated March 26, 2015, between American Realty Capital - Retail Centers of America II, Inc. and Mr. Herbert Vederman
14 (1)	Code of Ethics
16.1 (4)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015
21.1 (1)	List of Subsidiaries
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America II, Inc.'s Annual Report on Form 10-K for the period from April 23, 2014 (date of inception) to December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Deficit, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

____________________
*     Filed herewith
(1)    Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed with the SEC on August 18, 2014.
(2)    Filed as an exhibit to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 filed with the SEC on September 15, 2014.
(3)    Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on November 13, 2014.
(4)    Filed as an exhibit to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 filed with the SEC on January 29, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2015.

AMERICAN REALTY CAPITAL - RETAIL CENTERS OF AMERICA II, INC.
By:	/s/ WILLIAM M. KAHANE
WILLIAM M. KAHANE
CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ William M. Kahane	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2015
William M. Kahane

/s/ Patrick J. Goulding	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 31, 2015
Patrick J. Goulding

/s/ Kase Abusharkh	Chief Investment Officer	March 31, 2015
Kase Abusharkh

/s/ B.J. Penn	Independent Director	March 31, 2015
B.J. Penn

/s/ Herbert Vederman	Independent Director	March 31, 2015
Herbert Vederman

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Realty Capital — Retail Centers of America II, Inc.
We have audited the accompanying consolidated balance sheet of American Realty Capital — Retail Centers of America II, Inc. and subsidiary as of December 31, 2014 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit and cash flows for the period from April 23, 2014 (date of inception) to December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital — Retail Centers of America II, Inc. and subsidiary as of December 31, 2014 and the results of their operations and their cash flows for the period from April 23, 2014 (date of inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

New York, New York
March 31, 2015

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share data)

December 31, 2014
ASSETS
Cash	$3
Prepaid expenses and other assets	59
Total assets	$62

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses (including $1,732 due to affiliates)	$2,450
Total liabilities	2,450
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued or outstanding	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 11,554 shares of common stock issued and outstanding as of December 31, 2014	—
Additional paid-in capital	(2,228)
Accumulated deficit	(160)
Total stockholders' deficit	(2,388)
Total liabilities and stockholders' deficit	$62

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

Period from April 23, 2014 (date of inception) to
December 31, 2014
Revenues	$—
Expenses:
General and administrative	160
Total expenses	160
Net loss	$(160)
Comprehensive loss	$(160)

Basic and diluted weighted average shares outstanding	7,905
Basic and diluted net loss per share	$(20.26)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, April 23, 2014	—	$—	$—	$—	$—
Issuance of common stock	8,888	—	202	—	202
Common stock offering costs	—	—	(2,433)	—	(2,433)
Share-based compensation	2,666	—	3	—	3
Net loss	—	—	—	(160)	(160)
Balance, December 31, 2014	11,554	$—	$(2,228)	$(160)	$(2,388)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

Period from April 23, 2014 (date of inception) to
December 31, 2014
Cash flows from operating activities:
Net loss	$(160)
Adjustment to reconcile net loss to net cash used in operating activities:
Share-based compensation	3
Changes in assets and liabilities:
Prepaid expenses and other assets	(59)
Accounts payable and accrued expenses	97
Net cash used in operating activities	(119)
Cash flows from financing activities:
Proceeds from issuance of common stock	202
Payments of offering costs	(1,114)
Advances from affiliate	1,034
Net cash provided by financing activities	122
Net change in cash	3
Cash, beginning of period	—
Cash, end of period	$3

Supplemental Disclosures:
Offering costs in accounts payable and accrued expenses	$1,319

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1 — Organization and Proposed Business Operations
American Realty Capital — Retail Centers of America II, Inc. (the "Company") was incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2015 or its first year of material operations. On September 25, 2014, the Company commenced its ongoing initial public offering (the "IPO") on a "reasonable best efforts" basis of up to $3.125 billion of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11 (File No. 333-196594), as amended from time to time (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock. The Company reserves the right to reallocate shares in the IPO between the primary offering and the DRIP.
Until the NAV Pricing Date (as described below), the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued pursuant to the DRIP will be initially equal to $23.75 per share, which is 95.0% of the per share offering price in the IPO. Commencing with the date (the "NAV Pricing Date") on which the Company first publishes an estimated per share net asset value ("NAV"), which will be on or prior to the date that is 150 days following the second anniversary of the date that the Company breaks escrow in the IPO, the per share price for shares in the IPO and the DRIP will vary quarterly and will be equal to Company's NAV, as determined by the Company's external affiliated advisor, American Realty Capital Retail II Advisors, LLC (the "Advisor"), divided by the number of shares of common stock outstanding as of the end of the business day immediately preceding the day on which the Company makes its quarterly periodic filing, plus, in the case of the IPO, applicable commissions and fees ("Per Share NAV").
As of December 31, 2014, the Company had 11,554 shares of common stock outstanding, including unvested restricted shares, and had received total proceeds from the IPO of $0.2 million.
The Company was formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by the Company or by the Company jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2014, the Company had not acquired any real estate investments.
Substantially all of the Company's business will be conducted through American Realty Capital Retail II Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). Additionally, the Advisor contributed $2,020 to the OP in exchange for 90 OP Units, which represent a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, holders of the OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no direct employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including services related to locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor and the Dealer Manager are under common control with the parent of American Realty Capital IV, LLC (the "Sponsor"), as a result of which, they are related parties, and each of which will receive, as applicable, compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. Such entities will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages. The Advisor will pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of real estate-related services.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and the OP. All inter-company accounts and transactions are eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. When the Company commences active real estate operations, management may make significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate and fair value measurements, as applicable.
Real Estate Investments
Investments in real estate will be recorded at cost. Improvements and replacements will be capitalized when they extend the useful life of the asset. Costs of repairs and maintenance will be expensed as incurred.
The Company will evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs will be recorded as an expense in the consolidated statement of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs will generally be capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, the Company will allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests will be recorded at their estimated fair values.
The fair value of the tangible assets of an acquired property with an in-place operating lease will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases will be determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases will be recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company's estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed-rate renewal options for below-market leases.
In allocating the fair value to assumed mortgages, amounts will be recorded to debt premiums or discounts based on the present value of the estimated cash flows, which will be calculated to account for either above or below-market interest rates.
In allocating non-controlling interests, amounts will be recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
In making estimates of fair values for purposes of allocating purchase price, the Company will utilize a number of sources, including real estate valuations, prepared by independent valuation firms. The Company will also consider information and other factors including: market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e.: location, size, demographics, value and comparative rental rates, tenant credit profile, store profitability and the importance of the location of the real estate to the operations of the tenant’s business.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statement of operations and comprehensive loss for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. Properties that are intended to be sold will be designated as "held for sale" on the consolidated balance sheet at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties will no longer be depreciated when they are classified as held for sale.
Depreciation and Amortization
The Company is required to make subjective assessments as to the useful lives of the components of Company’s real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s real estate investments, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Depreciation will be computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values will be amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values will be amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values will be amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values will be amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, will be amortized to expense over the remaining periods of the respective leases.
Assumed mortgage premiums or discounts will be amortized as an increase or reduction to interest expense over the remaining terms of the respective mortgages.
Impairment of Long-Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company will review the property for impairment. This review will be based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates will consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss will be the adjustment to fair value less estimated cost to dispose of the asset. These assessments can have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Cash
Cash includes cash in bank accounts. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit. As of December 31, 2014, the Company had deposits of approximately $3,000, none of which was in excess of the amount insured by the FDIC.
Restricted Cash
Restricted cash may primarily consist of reserves related to lease expirations as well as maintenance, structural, and debt service reserves.
Deferred Costs
Deferred costs may consist of deferred financing costs, deferred offering costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs will be amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs will be expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close will be expensed in the period in which it is determined that the financing will not close.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with registering to sell shares of the Company’s common stock. On September 25, 2014, the day the Company commenced the IPO, deferred offering costs were reclassified to stockholders' equity.
Deferred leasing costs, consisting primarily of lease commissions and payments made to execute new leases, will be deferred and amortized over the term of the lease, as such costs arise during operations.
Revenue Recognition
The Company’s revenues, which will be derived primarily from rental income, will include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the Company’s leases will provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
The Company may own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, the Company will defer the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. Contingent rental income will be included in rental income on the accompanying consolidated statement of operations and comprehensive loss.
The Company will continually review receivables related to rent, unbilled rent receivables and cost recoveries and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. If the collectability of a receivable is in doubt, the Company will record an increase in the Company’s allowance for uncollectible accounts or record a direct write-off of the receivable in the Company’s consolidated statement of operations and comprehensive loss.
Cost recoveries from tenants will be included in operating expense reimbursement in the period the related costs are incurred, as applicable.
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Company’s IPO. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 2.0% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12.0% of the gross proceeds determined at the end of the IPO (See Note 5 — Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based award plan, which is accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses on the consolidated statement of operations and comprehensive loss and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 7 — Share-Based Compensation).
Income Taxes
For the period from April 23, 2014 (date of inception) to December 31, 2014, the Company will be taxed as a C corporation, because it did not meet the requirements to be taxed as a REIT. The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ending December 31, 2015 or its first year of material operations. In order to qualify and continue to qualify for taxation as a REIT, the Company must distribute annually at least 90% of its REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and properties, as well as federal income and excise taxes on its undistributed income.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock considers the effect of potentially dilutive instruments outstanding during such period.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014, and has applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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
In June 2014, the FASB issued guidance updating the reporting requirements for development stage entities ("DSEs"). The updated guidance removes from GAAP the financial reporting distinction between DSEs and other reporting entities. Further, the guidance eliminates the requirements for DSEs to present inception-to-date information in the statement of operations, cash flows and stockholders' equity, label the financial statements as those of a DSE, disclose a description of the development stage activities in which the entity is engaged and disclose in the first year in which the entity is no longer a DSE that in prior years it had been in the development stage. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014. Early adoption is permitted under GAAP for any annual period or interim period for which financial statements have not been issued or made available. Changes within the revised guidance will be applied retrospectively upon adoption. The Company has adopted the provisions of this guidance effective December 31, 2014, and has applied the provisions retrospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management's plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. There is no disclosure required unless there are conditions or events that have raised substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company has elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 3 — Common Stock
As of December 31, 2014, the Company had 11,554 shares of common stock outstanding, including unvested restricted shares, and had received total offering proceeds of $0.2 million.
Share Repurchase Program
The Company's board of directors has adopted a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company under limited circumstances. The SRP permits stockholders to sell their shares back to the Company, subject to the significant conditions and limitations described below.
Only those stockholders who purchased their shares from the Company or received their shares from the Company (directly or indirectly) through one or more non-cash transactions are able to participate in the SRP. The repurchase of shares occurs on the last business day prior to the filing of each quarterly financial filing (and in all events on a date other than a dividend payment date). The number of shares repurchased in any given year may not exceed 5.0% of the weighted-average number of shares of common stock outstanding at the end of the previous calendar year.
Prior to the NAV Pricing Date, a stockholder must beneficially hold the shares for at least one year prior to offering them for sale to the Company through the SRP, although if a stockholder sells back all of its shares, the Company's board of directors has the discretion to exempt shares purchased pursuant to the DRIP from this one-year requirement. In addition, upon the death or disability of a stockholder, upon request, the Company will waive the one-year holding requirement.
Prior to the NAV Pricing Date, the price per share for repurchases of shares of common stock is as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock):

•	the lower of $23.13 and 92.5% of the price paid to acquire the shares, for stockholders who had continuously held their shares for at least one year; and

•	the lower of $23.75 and 95.0% of the price paid to acquire the shares for stockholders who had continuously held their shares for at least two years.
Prior to the NAV Pricing Date, shares repurchased in connection with the death or disability of a stockholder will be repurchased at a purchase price equal to $25.00 per share (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock).
Beginning with the NAV Pricing Date, the repurchase price for shares under the SRP will be based on Per Share NAV. Additionally, there will be no minimum holding period for shares of the Company's common stock and stockholders will be able to submit their shares for repurchase at any time through the SRP. Subject to limited exceptions, stockholders whose shares of the Company’s common stock are repurchased within the first four months from the date of purchase will be subject to a short-term trading fee of 2.0% of the aggregate Per Share NAV of the shares of common stock repurchased.
Beginning with the NAV Pricing Date, shares repurchased in connection with the death or disability of a stockholder will be repurchased at the then-current Per Share NAV (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company's common stock).
When a stockholder requests repurchases and the repurchases are approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. As of December 31, 2014, no shares of common stock have been repurchased or requested to be repurchased.
The SRP will immediately terminate if the Company's shares are listed on any national securities exchange. In addition, the Company's board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend the terms of, suspend or terminate the SRP.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the primary Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend or suspend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP will be recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared. There have been no shares issued under the DRIP as of December 31, 2014.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 4 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company did not own any properties as of December 31, 2014, has not been notified by any governmental authority of any noncompliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 5 — Related Party Transactions and Arrangements
As of December 31, 2014, American Realty Capital Retail II Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock and the Advisor owned 90 OP Units. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2014, the Company had $1.7 million payable to affiliated entities, primarily related to professional fees and offering costs, which is included in accounts payable and accrued expenses in the consolidated balance sheet.
Fees Paid in Connection with the IPO
The Dealer Manager will receive fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager will receive a selling commission of up to 7.0% of the gross proceeds from the sale of shares before reallowance of the selling commissions to participating broker-dealers. In addition, the Dealer Manager will receive up to 3.0% of the gross proceeds from the sale of shares as a dealer manager fee. The Dealer Manager may reallow its dealer manager fee to such participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). No such fees have been incurred from the Dealer Manager during the period from April 23, 2014 (date of inception) to December 31, 2014.
The Advisor and its affiliates may receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheet as of December 31, 2014. During the period from April 23, 2014 (date of inception) to December 31, 2014, the Company incurred $0.7 million of offering costs and reimbursements from the Advisor and Dealer Manager, of which $0.7 million is unpaid and included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of December 31, 2014.
The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of December 31, 2014, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $2.4 million, due to the on-going nature of the offering process and that costs were incurred before the IPO commenced.
After the escrow break, the Advisor has elected to cap cumulative offering costs from the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds received during the IPO. As of December 31, 2014, the Company had not received proceeds in excess of $2.0 million in connection with the sale of common stock in order to break escrow.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Fees Paid in Connection With the Operations of the Company
The Advisor will receive an acquisition fee of 1.5% of the contract purchase price of each property acquired and 1.5% of the amount advanced for a loan or other investment. The Advisor will also be reimbursed for any services provided for which it incurs investment-related expenses, or insourced expenses. Such insourced expenses will be fixed initially at, and may not exceed, 0.5% of the contract purchase price of each property acquired or 0.5% of the amount advanced for each loan or other investment. Additionally, the Company pays third-party acquisition expenses. The Company may also reimburse the Advisor for legal expenses it incurs in connection with the selection, evaluation and acquisition of assets, in an amount not to exceed 0.1% of the contract purchase price of each property acquired or 0.1% of the amount advanced for each loan or other investment. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments or reinvestments exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the end of the acquisition phase or 4.5% of the amount advanced for all loans or other investments. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees (as described below) may not exceed 2.0% of the contract purchase price for all the assets acquired. No acquisition fees or reimbursements were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing or assumed debt, subject to certain limitations. No financing coordination fees were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.
In connection with the Advisor's asset management subordinated deferred participation, the Company will cause the OP to issue (subject to periodic approval by the board of directors) restricted Class B units in the OP ("Class B Units") to the Advisor, which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as: (a) the value of the OP's assets plus all distributions made by the Company to its stockholders equals or exceeds the total amount of capital contributed by investors plus a 6.0% cumulative, pre-tax, non-compounded annual return thereon (the "economic hurdle"), or (b) any one of the following events occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing of the Company's common stock on a national securities exchange; or (3) a transaction to which the Company or the OP is a party, as a result of which OP Units or the Company’s common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; provided that, with respect to clauses (a) and (b) above, the Advisor pursuant to the advisory agreement is providing services to the Company immediately prior to the occurrence of an event of the type described therein (the "performance condition"). Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause.
The Class B Units are issued in an amount equal to: (i) the cost of the Company's assets (until the NAV Pricing Date, then the lower of the cost of assets and the fair value of the Company's assets) multiplied by 0.1875%; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus selling commissions and dealer manager fees) and, beginning with the NAV Pricing Date, to Per Share NAV. When and if approved by the board of directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of December 31, 2014, the Company cannot determine the probability of achieving the performance condition. As of December 31, 2014, no Class B Units had been issued to the Advisor in connection with this arrangement.
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
In connection with property management and leasing services, unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of 2.0% of gross revenues from the Company's stand-alone single-tenant net leased properties that are not part of a shopping center and 4.0% of gross revenues from all other types of properties, respectively. The Company will also reimburse the Advisor for property-level expenses. No property management fees were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

In connection with any construction, renovation or tenant finish-out on any property, the Company will pay the Advisor 6.0% of the hard costs of the construction, renovation and/or tenant finish-out, as applicable. No such costs were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.
The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, impairments, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management subordinated deferred participation; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. The Company will not reimburse the Advisor for salaries and benefits to its executive officers. No reimbursement was incurred from the Advisor for providing services during the period from April 23, 2014 (date of inception) to December 31, 2014.
Fees Paid in Connection with the Liquidation or Listing of the Company's Real Estate Assets
The Company may pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.
The Company will pay the Advisor a brokerage commission on the sale of property of 2.0% of the contract sale price of the property, but not to exceed 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.
If the Company is not simultaneously listed on an exchange, the Company intends to pay the Special Limited Partner a subordinated participation, payable in the form of a non-interest bearing promissory note, in the net sales proceeds of the sale of real estate assets of 15.0% of remaining net sales proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% annual return, but the Special Limited Partner will not be entitled to the subordinated participation in net sales proceeds unless the Company's investors have received a return of their capital plus a return equal to a 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. No such amounts were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014.
If the common stock of the Company is listed on a national securities exchange, the Company expects to pay the Special Limited Partner a subordinated incentive listing distribution of 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. The Company cannot assure that it will provide this 6.0% annual return, but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a return of their capital plus a return equal to a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such amounts were incurred during the period from April 23, 2014 (date of inception) to December 31, 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
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

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. If the Advisor and its affiliates are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 7 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares will be subject to the same restrictions as the underlying restricted shares. The fair value of the shares will be expensed over the vesting period of five years. The following table reflects restricted share award activity for the period from April 23, 2014 (date of inception) to December 31, 2014:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, April 23, 2014	—	$—
Granted	2,666	22.50
Unvested, December 31, 2014	2,666	$22.50
The fair value of the shares, which is based on the IPO price, is being expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $3,000 and is included in general and administrative expense on the consolidated statement of operations and comprehensive loss for the period from April 23, 2014 (date of inception) to December 31, 2014.
As of December 31, 2014, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 4.7 years.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the period from April 23, 2014 (date of inception) to December 31, 2014.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 8 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the period from April 23, 2014 (date of inception) to December 31, 2014:

	Period from April 23, 2014 (date of inception) to June 30, 2014	Quarters Ended
(In thousands, except share and per share data)		September 30, 2014	December 31, 2014
Total revenues	$—	$—	$—
Net loss	$(17)	$(16)	$(127)
Basic and diluted weighted-average shares outstanding	5,282	8,888	8,888
Basic and diluted net loss per share	$(3.20)	$(1.83)	$(14.29)
The following common stock equivalents were excluded from diluted net loss per share computations as their effect would have been antidilutive for the periods presented:

	Period from April 23, 2014 (date of inception) to June 30, 2014	Quarters Ended
		September 30, 2014	December 31, 2014
Unvested restricted stock	—	2,666	2,666
OP Units	—	—	90
Total common stock equivalents	—	2,666	2,756
Note 9 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements.