Form 10-Q
period 2015-03-31
American Realty Capital - Retail Centers of America II, Inc.
filed 2015-05-12
CIK 1609866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is currently not required to file such reports under such sections.

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

As of April 30, 2015, the registrant had 11,554 shares of common stock outstanding.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash	$7	$3
Prepaid expenses and other assets	202	59
Total assets	$209	$62

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable and accrued expenses (including $2,477 and $1,732 due to affiliates as of March 31, 2015 and December 31, 2014, respectively)	$3,481	$2,450
Total liabilities	3,481	2,450
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 11,554 shares of common stock issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	(2,790)	(2,228)
Accumulated deficit	(482)	(160)
Total stockholders' deficit	(3,272)	(2,388)
Total liabilities and stockholders' deficit	$209	$62

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

Three Months Ended
March 31, 2015
Revenues	$—
Expenses:
General and administrative	322
Total expenses	322
Net loss	$(322)
Comprehensive loss	$(322)

Basic and diluted weighted average shares outstanding	8,888
Basic and diluted net loss per share	$(36.23)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Three Months Ended March 31, 2015
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2014	11,554	$—	$(2,228)	$(160)	$(2,388)
Common stock offering costs	—	—	(562)	—	(562)
Net loss	—	—	—	(322)	(322)
Balance, March 31, 2015	11,554	$—	$(2,790)	$(482)	$(3,272)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

Three Months Ended
March 31, 2015
Cash flows from operating activities:
Net loss	$(322)
Changes in assets and liabilities:
Prepaid expenses and other assets	(143)
Accounts payable and accrued expenses	242
Net cash used in operating activities	(223)
Cash flows from financing activities:
Payments of offering costs	(54)
Advances from affiliate	281
Net cash provided by financing activities	227
Net change in cash	4
Cash, beginning of period	3
Cash, end of period	$7

Supplemental Disclosures:
Offering costs in accounts payable and accrued expenses	$1,827

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 — Organization and Proposed Business Operations
American Realty Capital — Retail Centers of America II, Inc. (the "Company") was incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2015 or its first year of material operations. On September 25, 2014, the Company commenced its ongoing initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.125 billion, pursuant to a registration statement on Form S-11 (File No. 333-196594), as amended from time to time (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock. The Company reserves the right to reallocate shares in the IPO between the primary offering and the DRIP.
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
As of March 31, 2015, the Company had not received proceeds in excess of $2.0 million in connection with the sale of common stock in order to break escrow. As of March 31, 2015, the Company had 11,554 shares of common stock outstanding, including unvested restricted shares, and had received total proceeds from the IPO of $0.2 million.
The Company was formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by the Company or by the Company jointly with another party. The Company may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2015, the Company had not acquired any real estate investments.
Substantially all of the Company's business will be conducted through American Realty Capital Retail II Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP Units"). Additionally, the Advisor contributed $2,020 to the OP in exchange for 90 OP Units, which represent a nominal percentage of the aggregate OP ownership. After holding the OP Units for a period of one year, holders of the OP Units have the right to convert OP Units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP's assets.
The Company has no direct employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. The Advisor has entered into a service agreement with an independent third party, Lincoln Retail REIT Services, LLC, a Delaware limited liability company ("Lincoln"), pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including services related to locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor and the Dealer Manager are under common control with the parent of American Realty Capital IV, LLC (the "Sponsor"), as a result of which, they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to the IPO and for the investment and management of the Company's assets. Such entities will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages. The Advisor will pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of real estate-related services.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for these interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim periods.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2014 and for the period from April 23, 2014 (date of inception) to December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015. There have been no significant changes to Company's significant accounting policies during the three months ended March 31, 2015 other than the updates described below.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The Company is currently evaluating the impact of the new guidance.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance.
Note 3 — Common Stock
As of March 31, 2015 and December 31, 2014, the Company had 11,554 shares of common stock outstanding, including unvested restricted shares, and had received total proceeds of $0.2 million.
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
March 31, 2015
(Unaudited)

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
When a stockholder requests repurchases and the repurchases are approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. As of March 31, 2015, no shares of common stock have been repurchased or requested to be repurchased.
The SRP will immediately terminate if the Company's shares are listed on any national securities exchange. In addition, the Company's board of directors reserves the right, in its sole discretion, at any time and from time to time, to reject any request for repurchase, change the purchase price for repurchases or otherwise amend the terms of, suspend or terminate the SRP.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the primary offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend or suspend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP will be recorded to equity in the accompanying consolidated balance sheet in the period distributions are declared. There have been no shares issued under the DRIP as of March 31, 2015.
Note 4 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company did not own any properties as of March 31, 2015, has not been notified by any governmental authority of any noncompliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 5 — Related Party Transactions and Arrangements
As of March 31, 2015 and December 31, 2014, American Realty Capital Retail II Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor, owned 8,888 shares of the Company's outstanding common stock and the Advisor owned 90 OP Units. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. The Company had $2.5 million and $1.7 million payable to affiliated entities as of March 31, 2015 and December 31, 2014, respectively, primarily related to professional fees and offering costs, which is included in accounts payable and accrued expenses in the consolidated balance sheets.
Fees Paid in Connection with the IPO
The Dealer Manager will receive fees and compensation in connection with the sale of the Company's common stock in the IPO. The Dealer Manager will receive a selling commission of up to 7.0% of the gross proceeds from the sale of shares before reallowance of the selling commissions to participating broker-dealers. In addition, the Dealer Manager will receive up to 3.0% of the gross proceeds from the sale of shares as a dealer manager fee. The Dealer Manager may reallow its dealer manager fee to such participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). No such fees have been incurred from the Dealer Manager during the three months ended March 31, 2015.
The Advisor and its affiliates may receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are charged to additional paid-in capital on the accompanying consolidated balance sheets. The following table details offering costs and reimbursements incurred during the three months ended March 31, 2015 and payable to the Advisor and Dealer Manager as of March 31, 2015 and December 31, 2014:

	Three Months Ended	Payable as of
(In thousands)	March 31, 2015	March 31, 2015	December 31, 2014
Fees and expense reimbursements to the Advisor and Dealer Manager	$436	$1,134	$699
The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor's responsibility. As of March 31, 2015, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.0 million, due to the on-going nature of the offering process and that costs were incurred before the IPO commenced.
After the escrow break, the Advisor has elected to cap cumulative offering costs from the IPO, including selling commissions and dealer manager fees, incurred by the Company, net of unpaid amounts, to 15.0% of gross common stock proceeds received during the IPO. As of March 31, 2015, the Company had not received proceeds in excess of $2.0 million in connection with the sale of common stock in order to break escrow.
Fees Paid in Connection With the Operations of the Company
The Advisor will receive an acquisition fee of 1.5% of the contract purchase price of each property acquired and 1.5% of the amount advanced for a loan or other investment. The Advisor will also be reimbursed for any services provided for which it incurs investment-related expenses, or insourced expenses. Such insourced expenses will be fixed initially at, and may not exceed, 0.5% of the contract purchase price of each property acquired or 0.5% of the amount advanced for each loan or other investment. Additionally, the Company pays third-party acquisition expenses. The Company may also reimburse the Advisor for legal expenses it incurs in connection with the selection, evaluation and acquisition of assets, in an amount not to exceed 0.1% of the contract purchase price of each property acquired or 0.1% of the amount advanced for each loan or other investment. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company's portfolio of investments or reinvestments exceed 4.5% of the contract purchase price of the Company's portfolio to be measured at the end of the acquisition phase or 4.5% of the amount advanced for all loans or other investments. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees and any financing coordination fees (as described below) may not exceed 2.0% of the contract purchase price for all the assets acquired. No acquisition fees or reimbursements were incurred during the three months ended March 31, 2015.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available or outstanding under such financing or assumed debt, subject to certain limitations. No financing coordination fees were incurred during the three months ended March 31, 2015.
In connection with the Advisor's asset management subordinated deferred participation, the Company will cause the OP to issue (subject to periodic approval by the board of directors) restricted Class B units in the OP ("Class B Units") to the Advisor, which are intended to be profits interests and will vest, and no longer be subject to forfeiture, at such time as any one of the following events occurs: (1) the termination of the advisory agreement by an affirmative vote of a majority of the Company's independent directors without cause; (2) a listing of the Company's common stock on a national securities exchange; or (3) a transaction to which the Company or the OP is a party, as a result of which OP Units or the Company’s common stock are or will be exchanged for or converted into the right, or the holders of such securities will otherwise be entitled, to receive cash, securities or other property or any combination thereof; provided that the Advisor, pursuant to the advisory agreement, is providing services to the Company immediately prior to the occurrence of an event of the type described therein (the "performance condition"). Any outstanding Class B Units will be forfeited immediately if the advisory agreement is terminated for any reason other than a termination without cause.
The Class B Units are issued in an amount equal to: (i) the cost of the Company's assets (until the NAV Pricing Date, then the lower of the cost of assets and the fair value of the Company's assets) multiplied by 0.1875%; divided by (ii) the value of one share of common stock as of the last day of such calendar quarter, which is equal initially to $22.50 (the IPO price minus selling commissions and dealer manager fees) and, beginning with the NAV Pricing Date, to Per Share NAV. When and if approved by the board of directors, the Class B Units are issued to the Advisor quarterly in arrears pursuant to the terms of the limited partnership agreement of the OP. The value of issued Class B Units will be determined and expensed when the Company deems the achievement of the performance condition to be probable. As of March 31, 2015, the Company cannot determine the probability of achieving the performance condition. As of March 31, 2015, no Class B Units had been issued to the Advisor in connection with this arrangement.
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
In connection with property management and leasing services, unless the Company contracts with a third party, the Company will pay to an affiliate of the Advisor a property management fee of 2.0% of gross revenues from the Company's stand-alone single-tenant net leased properties that are not part of a shopping center and 4.0% of gross revenues from all other types of properties, respectively. The Company will also reimburse the Advisor for property-level expenses. No property management fees were incurred during the three months ended March 31, 2015.
In connection with any construction, renovation or tenant finish-out on any property, the Company will pay the Advisor 6.0% of the hard costs of the construction, renovation or tenant finish-out, as applicable. No such costs were incurred during the three months ended March 31, 2015.
The Dealer Manager and its affiliates also provide other general professional services. The Advisor pays third party general and administrative expenses on behalf of the Company, for which, the Company subsequently reimburses the Advisor. These fees and reimbursements are included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss. The Company incurred such reimbursements of approximately $27,000 for the three months ended March 31, 2015.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Company will reimburse the Advisor's costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, impairments, bad debt or other similar non-cash expenses and excluding any gain from the sale of assets for that period, unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods (the "2%/25% Limitation"). Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management subordinated deferred participation; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees, acquisition expenses or real estate commissions. The Company will not reimburse the Advisor for salaries and benefits to the Company's executive officers. No reimbursements were made to the Advisor for providing administrative services during the three months ended March 31, 2015. For the period from April 23, 2014 (date of inception) to March 31, 2015, the Company's operating expenses exceeded the 2%/25% Limitation by $0.5 million. The Company's board of directors concluded that the expenses in excess of the 2%/25% Limitation were due to unusual and non-recurring factors caused by the Company's limited operating history and were, therefore, justified. No reimbursement of operating expenses in excess of the 2%/25% Limitation was made by the Advisor to the Company during the three months ended March 31, 2015.
Fees Paid in Connection with Liquidation or Listing
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders' capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return but not to exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders' capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2015.
The Company will pay the Advisor a brokerage commission on the sale of property of 2.0% of the contract sale price of the property, but not to exceed 50.0% of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in light of the size, type and location of the property, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2015.
If the Company is not simultaneously listed on an exchange, the Company intends to pay the Special Limited Partner a subordinated participation in net sales proceeds of either i) 15.0% of the value accorded to the Company's shares of common stock outstanding immediately prior to the effective time of a merger or consolidation, or ii) 15.0% of the remaining net sales proceeds in connection with the sale or other disposition of all or substantially of the Company's assets, in both cases after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax, non-compounded annual return on the capital contributed by investors. The Company cannot assure that it will provide this 6.0% annual return, but the Special Limited Partner will not be entitled to the subordinated participation in net sales proceeds unless the Company's investors have received a return of their capital plus a return equal to a 6.0% cumulative, pre-tax, non-compounded annual return on their capital contributions. No such amounts were incurred during the three months ended March 31, 2015.
If the common stock of the Company is listed on a national securities exchange, the Company expects to pay the Special Limited Partner a subordinated incentive listing distribution, payable in the form of a non-interest bearing promissory note, of 15.0% of the amount, if any, by which (a) the average market value of the Company’s outstanding common stock for the period beginning 180 trading days after listing the Company's shares on a national securities exchange and continuing for a period of 30 consecutive trading days, plus distributions paid by the Company prior to listing, exceeds (b) the sum of the total amount of capital raised from stockholders during the Company’s offerings and the amount of cash flow necessary to generate a 6.0% annual cumulative, non-compounded return to such stockholders. The Company cannot assure that it will provide this 6.0% annual return, but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a return equal to a 6.0% cumulative, pre-tax non-compounded annual return on their capital contributions. No such amounts were incurred during the three months ended March 31, 2015. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Upon termination or non-renewal of the advisory agreement with the Advisor, with or without cause, the Special Limited Partner, through its controlling interest in the Advisor, will be entitled to receive distributions from the OP, payable in the form of a non-interest bearing promissory note, equal to 15.0% of the amount by which the sum of the Company's market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
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
Note 7 — Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company's board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholders' meeting. Restricted stock issued to independent directors will vest over a five-year period following the date of grant in increments of 20.0% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company's directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP may not exceed 5.0% of the Company's outstanding shares of common stock on a fully diluted basis at any time (the "5.0% Limit") and in any event will not exceed 6.3 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). During the current quarter, the board of directors waived the 5.0% Limit with respect to the initial grant of restricted shares to the independent directors.
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient's employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares will be subject to the same restrictions as the underlying restricted shares. The fair value of the shares will be expensed over the vesting period of five years. The following table reflects restricted share award activity for the three months ended March 31, 2015:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2014	2,666	$22.50
Granted	1,333	$22.50
Forfeitures	(1,333)	$22.50
Unvested, March 31, 2015	2,666	$22.50
The fair value of the shares, which is based on the IPO price, is being expensed over the vesting period of five years. Compensation expense related to restricted stock was nominal for the three months ended March 31, 2015.
As of March 31, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted-average period of 4.7 years.

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three months ended March 31, 2015.
Note 8 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2015:

Three Months Ended
March 31, 2015
Net loss (in thousands)	$(322)
Basic and diluted weighted average shares outstanding	8,888
Basic and diluted net loss per share	$(36.23)
The following common stock equivalents as of March 31, 2015 were excluded from the diluted net loss per share computation as their effect would have been antidilutive for the period presented:

Three Months Ended
March 31, 2015
Unvested restricted stock	2,666
OP Units	90
Total common stock equivalents	2,756
Note 9 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements.

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

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") or other entities affiliated with AR Capital, LLC (the "Parent of our Sponsor"), the parent of our sponsor, American Realty Capital IV, LLC (the "Sponsor"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's and its affiliates' compensation arrangements with us and other investment programs advised by affiliates of the Parent of our Sponsor and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

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

•
Commencing with the date (the "NAV Pricing Date") we first publish an estimated per share net asset value ("NAV"), which will be on or prior to the date that is 150 days following the second anniversary of the date that we break escrow in our initial public offering (our "IPO"), the purchase price per share for shares of common stock issued pursuant to our distribution reinvestment plan (the "DRIP") and shares repurchased under our share repurchase program (the "SRP") will be based on our NAV as determined by our Advisor. Our published NAV will be an estimate and may not accurately reflect the value of our assets.

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
Overview
We were incorporated on April 23, 2014 as a Maryland corporation that intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2015 or our first year of material operations. On September 25, 2014, we commenced our IPO on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, for total gross proceeds of up to $3.125 billion, pursuant to a registration statement on Form S-11 (File No. 333-196594), as amended from time to time (the "Registration Statement"), filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Registration Statement also covers up to 26.3 million shares of common stock available pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of our common stock. We reserve the right to reallocate shares in our IPO between the primary offering and the DRIP.
Until the NAV Pricing Date, the per share purchase price in our IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued pursuant to the DRIP will be initially equal to $23.75 per share, which is 95.0% of the per share offering price in our IPO. Commencing with the NAV Pricing Date, which will be on or prior to the date that is 150 days following the second anniversary of the date that we break escrow in the IPO, the per share price for shares in our IPO and the DRIP will vary quarterly and will be equal to our NAV, as determined by our Advisor, divided by the number of shares of common stock outstanding as of the end of the business day immediately preceding the day on which we make our quarterly periodic filing, plus, in the case of our IPO, applicable commissions and fees ("Per Share NAV").
As of March 31, 2015, we had not received proceeds in excess of $2.0 million in connection with the sale of common stock in order to break escrow. As of March 31, 2015, we had 11,554 shares of common stock outstanding, including unvested restricted shares, and had received total proceeds from our IPO of $0.2 million.
We were formed to primarily acquire existing anchored, stabilized core retail properties, including power centers, lifestyle centers, grocery-anchored shopping centers (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. All properties will be acquired and operated by us or by us jointly with another party. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2015, we had not acquired any real estate investments.

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
We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Advisor has entered into a service agreement with Lincoln, pursuant to which Lincoln has agreed to provide, subject to the Advisor's oversight, real estate-related services, including services related to locating investments, negotiating financing, and providing property-level asset management services, property management services, leasing and construction oversight services and disposition services, as needed. Our Dealer Manager serves as the dealer manager of our IPO. The Advisor and the Dealer Manager are under common control with the Parent of our Sponsor, as a result of which, they are related parties, and each of which has received or will receive compensation, fees and expense reimbursements for services related to our IPO and for the investment and management of our assets. Such entities will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages. The Advisor will pay Lincoln a substantial portion of the fees payable to the Advisor for the performance of real estate-related services.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under accounting principles generally accepted in the United States of America ("GAAP"). The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. We are currently evaluating the impact of the new guidance.
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If we decide to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. We are currently evaluating the impact of the new guidance.
Results of Operations
 As of March 31, 2015, we had not commenced active operations. Because we have not acquired any properties or other assets as of March 31, 2015, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the retail real estate industry and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.
During the three months ended March 31, 2015, we had incurred general and administrative expense of $0.3 million, which primarily included costs related to professional fees, insurance costs for directors and officers and board member compensation.
Cash Flows for the Three Months Ended March 31, 2015
During the three months ended March 31, 2015, net cash used in operating activities was $0.2 million. We incurred a net loss of $0.3 million and an increase in prepaid expenses and other assets of $0.1 million. This was partially offset by an increase of $0.2 million in accounts payable and accrued expenses related to professional fees and board member compensation.

Net cash provided by financing activities of $0.2 million during the three months ended March 31, 2015 consisted primarily of advances from affiliates of $0.3 million to fund the payment of third-party offering costs. These cash inflows were partially offset by $0.1 million of payments related to offering costs.
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
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is equal to 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds from our IPO, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of March 31, 2015, we did not have any debt outstanding.
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
As of March 31, 2015, no shares of common stock have been repurchased or requested to be repurchased under the SRP.
Acquisitions
Our Advisor, with the assistance of Lincoln, evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions. As of March 31, 2015, we do not own any properties.

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
We did not have FFO or MFFO for the three months ended March 31, 2015, as we had not purchased our first property or commenced active operations as of March 31, 2015.
Distributions
We have not paid any distributions as of March 31, 2015. We intend to accrue and pay distributions on a regular basis.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2015, we have not yet commenced active operations. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of March 31, 2015, we do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and we do not expect to be exposed to foreign currency fluctuations.
Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that the disclosure controls and procedures are effective.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Item 1A. Risk Factors," disclosed in our Annual Report on Form 10-K for the period from April 23, 2014 (date of inception) to December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sale of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2015.
Use of Proceeds from Sales of Registered Securities
On September 25, 2014 we commenced our IPO on a "reasonable best efforts" basis of up to 125.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to our Registration Statement (File No. 333-196594), filed with the SEC under the Securities Act. The Registration Statement also covers up to 26.3 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
As of March 31, 2015, we had 11,554 shares of common stock outstanding, including unvested restricted shares, and had received total proceeds from the IPO of $0.2 million.
The following table reflects the offering costs associated with the issuances of common stock:

Period from April 23, 2014 (date of inception) to
(In thousands)	March 31, 2015
Selling commissions and dealer manager fees	$—
Other offering costs	(2,995)
Total offering costs	$(2,995)
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers. There were no such commissions or fees incurred from our Dealer Manager during the period from April 23, 2014 (date of inception) to March 31, 2015.
As of March 31, 2015, cumulative offering costs, excluding selling commissions and dealer manager fees, included $1.1 million from our Advisor and Dealer Manager for services related to our IPO. We are responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are our Advisor's responsibility. As of March 31, 2015, offering and related costs, excluding commissions and dealer manager fees, exceeded 2.0% of gross proceeds received from the IPO by $3.0 million, due to the on-going nature of the offering process and that costs were accrued or paid before the IPO commenced.
After the escrow break, our Advisor will elect to cap cumulative offering costs from the IPO, including selling commissions and dealer manager fees, incurred by us, net of unpaid amounts, to 15.0% of gross common stock proceeds received during the offering period of the IPO. As of March 31, 2015, we had not satisfied the escrow conditions of the IPO.
We expect to use substantially all of the net proceeds from our IPO to acquire a diversified portfolio of existing anchored, stabilized core retail properties, including power centers, lifestyle centers, large formatted centers with a grocery store component (with a purchase price in excess of $20.0 million) and other need-based shopping centers which are located in the United States and at least 80.0% leased at the time of acquisition. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2015, we do not own any properties.
Issuer Purchases of Equity Securities
As of March 31, 2015, no shares of common stock have been repurchased or requested to be repurchased under the SRP.
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

AMERICAN REALTY CAPITAL — RETAIL CENTERS OF AMERICA II, INC.
By:	/s/ William M. Kahane
William M. Kahane
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Patrick J. Goulding
Patrick J. Goulding
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Dated: May 12, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.7 (1)	Indemnification Agreement, dated March 26, 2015, between American Realty Capital - Retail Centers of America II, Inc. and Mr. Herbert Vederman
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital — Retail Centers of America II, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Stockholders' Deficit, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

____________________
*     Filed herewith

(1)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the period from April 23, 2014 (date of inception) to December 31, 2014 filed with the SEC on March 31, 2015.